Form 10-K
period 2006-12-31
WSB Financial Group, Inc.
filed 2007-03-28
CIK 1372791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33188

WSB Financial Group, Inc.
(Exact name of registrant as specified in its charter)

Washington	20-3153598
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

607 Pacific Avenue
Bremerton, Washington	98337
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (360) 405-1200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($1.00 par value)	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 15, 2007, 5,554,886 shares of the registrant’s common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of December 31, 2006 was $88,617,082 (based upon the closing sales price of $19.20 per share).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Annual Report to Shareholders for fiscal year ended December 31, 2006 – Part II.
Portions of Definitive Proxy Statement to be filed with the Securities and Exchange Commission, relating to the 2007 Annual Meeting of Shareholders, to be held on May 16, 2007 – Part III.

i

PART I
     This Report includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Please refer to the section addressing forward-looking information on page 23-24 for further discussion. In this report, “we,” “our,” “us,” “Company,” and “WSB Financial” refer to WSB Financial Group, Inc. and subsidiaries, unless otherwise noted or context otherwise indicates.
Item 1. Business
     We are a bank holding company headquartered in Bremerton, Washington. We emphasize a service-oriented culture with a sales-based delivery model focused primarily on real estate lending products and supplemented by commercial banking products and services. We currently operate through eight full service branches and two loan production offices that are located primarily in the west Puget Sound area. At December 31, 2006, we had total assets of $386.8 million, net loans of $340.2 million, total deposits of $315.0 million and stockholders’ equity of $61.7 million.
     Westsound Bank, our wholly owned subsidiary, is a Washington commercial bank that was opened for business in March 1999 by local community leaders and experienced bankers with the mission of providing a superior community banking service model to the west Puget Sound area. We believe this is an attractive market that benefits not only from its proximity to the economic activity in the Seattle Metropolitan Statistical Area, but also the high quality of living it offers its residents and seasonal visitors. From our base in Bremerton, we quickly expanded into other Puget Sound markets, adding three branches between 2001 and 2004. Our growth has accelerated recently, with openings of two new branches and a loan production office in 2005 and a branch and two loan production offices in 2006. Additionally, we converted our Federal Way loan production office into a branch in February 2007. We formed our holding company, WSB Financial Group, Inc., in 2005.
     Our growth has been due to a variety of factors, including the addition of offices in growing communities, adding sales-oriented employees with a customer-service mentality, expansion of our product offerings, continued growth of our real estate and business lending, and selling additional products and services to our real estate and business customers.
     Our headquarters and administrative offices are located at our downtown branch at 607 Pacific Avenue, Bremerton, Washington 98337 and our telephone number is (360) 405-1200. We maintain a website at www.westsoundbank.com.
Our Business Strategy
     We strive to be a high performing financial institution that delivers superior returns to our shareholders through exceptional employees and focus on our customers. We have built our company based on the following fundamental business strategies:
•	Hire motivated, sales-oriented personnel. We believe successful employees are developed from talented, motivated people. We seek to find such individuals with varied backgrounds and then train them to be successful in delivering financial services. We combine an internal training program with a new state-of-the-art training center to ensure that our employees are skilled in their respective areas of responsibility, and to enable us to responsibly maintain our growth. Moreover, our compensation structure allows for some employees to be paid largely on production, which provides incentives for superior performance and customer development. Our variable compensation totaled 40% of total compensation in 2006.

•	Grow through de novo branches in attractive communities. Since 2001, we have added seven branches and two loan production offices and we intend to add two or three branches or loan production offices per year over the next several years. Our focus is on finding prospective locations that have positive long-term demographic and business trends. Historically, we have achieved profitability in our new branches within 12 months, on average. Our branching strategy is often initiated with loan production offices, which we open in attractive markets with the intent of transitioning these offices into full-service branches. With strong loan demand in our west Puget Sound market, we are also exploring markets with high deposit potential.
•	Deliver extraordinary customer service via a professional sales culture. We emphasize and train our staff to provide superior customer service. We believe that the models employed by high-end department stores and other successful retailers can be effectively applied to the financial services industry. Our staffing structure and business practices reflect a professional retail sales culture, rather than a traditional banking environment. We separate the sales and credit functions that are typically both performed by a single loan officer in conventionally-organized commercial banks. Our salespeople are the calling officers and business generators that are supported by credit analysts who underwrite the loan and manage the back-office lending functions. We also have relationship managers who are the primary points of contact for deposit customers and the initial contact persons for customers who come into our branches.

•	Proactively manage credit quality and pricing. We focus on originating and maintaining a high quality loan portfolio by employing focused credit analysts, applying disciplined underwriting standards, and benefiting from our directors’ and officers’ thorough knowledge of the markets we serve. Our loan personnel are expected to monitor projects and we require third-party inspections to approve construction loan draws. All loans over $100,000 must be approved by our loan committee, which includes our chief executive officer and three of our directors. Our loan approval process is highly collaborative, with the committee taking an active role in the structuring and pricing of loans. Our loan officers have no discretionary authority with respect to pricing loans except for rate sheet pricing for residential mortgage loans sold in the secondary market. Loan personnel are incentivized to produce high quality loans, and receive deductions to their variable compensation packages for loans that go into non-accrual status or receive an internal risk rating of anything below a “pass.”

•	Continue to identify opportunities in real estate and construction lending. Our loan portfolio is comprised of 94.5% in real estate loans, including 56.5% construction and land development, 19.5% commercial real estate, and 18.5% residential real estate. We believe we are the most active community bank in this segment in the west Puget Sound market and have an experienced group of professionals with expertise in real estate lending. We focus on maintaining strong relationships with commercial and residential builders and on the life cycle of a project, from construction to take-out financing.

•	Emphasize our risk management functions. We believe that our growth requires us to proactively address our risk management efforts and as such, we have devoted significant resources to this area, including recently appointing a chief risk officer. We seek to (i) identify risks in all functions of our business, including credit, operations and asset and liability management, (ii) evaluate such risks and their trends and (iii) adopt strategies to manage such risks based upon our evaluations. In particular, we actively manage interest rate and market risks by matching the volume and maturity of our rate sensitive assets to our interest sensitive liabilities in order to mitigate adverse effects of changes in interest rates.
Our Growth Strategy
     According to financial data published by the FDIC, we have been the fastest growing bank in the Pacific Northwest (Washington, Oregon and Idaho) based on percentage annual growth rates of assets from December 31, 2001 to June 30, 2006 (the most recent FDIC data available) for banks formed in 1999 or earlier. In order to continue to grow responsibly, we are deploying the following strategies:
•	Add new sales personnel focused on high-quality growth. We are constantly looking to hire talented, motivated employees to help support the planned expansion of our business. In the short term, we are focused on expanding our lending and deposit operations and enhancing our deposit salesforce while maintaining our pricing discipline and asset quality.

•	Establish new branches and loan production offices. We continually monitor and track opportunities in contiguous, attractive growth or deposit-rich markets in Washington. We opened our eighth branch in

February 2007 in Federal Way and we are currently targeting two to three additional branches or loan production offices per year.
•	Continue to emphasize our real estate lending practice to both existing and new customers. We believe our expertise in real estate loan products, that run from land acquisition to permanent financing on both residential and commercial properties, distinguishes us from most of the local community banks. Our track record of timeliness and responsiveness to our real estate loan customers has made us a desired lender in our markets and a beneficiary of customer referrals.

•	Expand our commercial lending activities in our existing footprint. We are focused on growing and diversifying our loan portfolio by expanding our commercial and industrial, or C&I, lending through our existing branch structure. We intend to add experienced commercial lenders who desire to be associated with a successful, customer-oriented community bank.

•	Grow our core deposits to help fund our existing and anticipated loan growth. In order to maintain our net interest margin at current levels, we are focused on funding as much of our growth as possible with local, core deposits. We incentivize our producers to leverage relationships to produce both loan and deposit growth.
Our Business Activities
     The principal business of the bank is to utilize deposits and other funding sources in making loans which generate interest income. The principal sources of funds for the bank’s loans and investments are demand, time, savings and other deposits, repayment of loans and borrowings. The principal expenses associated with the bank are interest paid on deposits, employee compensation, office expenses and other operating expenses. The bank does not currently offer trust or fiduciary services.
     We provide banking services throughout our primary market area to real estate developers, contractors and small- to medium-sized businesses in our market. Many of our real estate customers are involved in the development, construction and resale of commercial and residential properties in and around the west Puget Sound and the Seattle Metropolitan Statistical Area. Our business customers are involved in light manufacturing, distribution or other services. We also provide a broad range of banking services and products to individuals, including personal checking and savings accounts and other consumer banking products, including electronic banking.
     We staff our bank with sales oriented employees who are focused on service and customer attention. We also structure our staffing to provide the appropriate checks and balances and to provide an environment that allows individuals to excel in the areas of their core competencies. For example, we employ sales people who are responsible for maintaining lending relationships with our existing and prospective customers. Rather than having the sales person focus on anything but customer service, we have credit analysts that perform analysis and credit review as specific opportunities are identified. Finally, we have relationship managers who are responsible for new, unsolicited customers and ensuring that deposit products are an integral part of the customer sales package.
Lending
     While our historical focus has been on real estate lending, we also offer a full range of short- to long-term C&I and consumer lending products and services. We have established portfolio thresholds for each of our lending categories and constantly monitor the diversification of our portfolio. We originate a variety of types of loans, including construction, commercial real estate, residential real estate, commercial, and to a lesser extent consumer based loans. From time to time we purchase and sell commercial loan participations to or from other banks within our market area. All loan participations purchased have been underwritten using the bank’s standard and customary underwriting criteria and are performing.
     Our customers are generally comprised of the following groups:

•	Real estate developers and contractors in need of land, construction and permanent financing for commercial and residential developments;

•	Small- to medium-sized businesses in need of secured and unsecured lines of credit or permanent C&I loans;

•	Individuals in need of residential mortgage products and consumer loan products; and

•	Professionals and professional firms, such as architectural, engineering, and insurance and financial firms, in need of operating facilities.
     Our lending activities are concentrated in two main categories: real estate and commercial/consumers.
Real Estate:
     We are focused on commercial and residential real estate lending throughout a project’s life cycle, from acquisition and development loans to acquire property, to permanent, long-term mortgage financing.
     Construction and Development Loans. Our construction loan portfolio consists of single-family residential properties, multi-family properties and commercial projects. Construction lending entails significant additional risks compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks since funds are advanced while the property is under construction, which property has uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and whether related loan-to-value ratios will be sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss. Maturities for construction loans generally range from 6 to 18 months for residential property and from 12 to 24 months for non-residential and multifamily properties.
     Our development loans are secured by the entire property being platted and developed. Lending on raw land carries the significant risk of a change in market conditions during the development process. Our borrowers’ projects currently range from short plats (2-6 lots) to subdivisions with up to 55 lots. During the development process, we fund costs for site clearing and grading and infrastructure, including utilities and roads. Lot release minimum prices are agreed upon at loan closing. We target most developments to be paid out at 75% of sales. Loan to value ratios typically range from 65% to 75%, depending on the financial strength and experience of the developer. Most development loans have maturities of 18 to 30 months.
     Commercial Mortgage Loans. We also originate commercial mortgage loans. These loans are primarily secured by commercial real estate, including office, retail, warehouse, industrial, and other non-residential properties and are made to the owners and/or occupants of such properties. The majority of these loans have maturities generally ranging from one to ten years.
     Commercial mortgage lending entails significant additional risk compared with the residential mortgage lending. Commercial mortgage loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the repayment of loans secured by income-producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent than is the case with residential mortgage loans, to adverse conditions in the commercial real estate market or in the general economy. Our commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower’s creditworthiness and prior credit history and reputation, and we generally require personal guarantees or endorsements with respect to these loans. In the loan underwriting process, we also carefully consider the location of the property that will be collateral for the loan.
     Loan-to-value ratios for commercial mortgage loans generally do not exceed 75%. We permit loan-to-value ratios of up to 80% if the property is owner occupied and the borrower has unusually strong liquidity, net worth and cash flow. We have been active in both the construction lending and permanent financing of our commercial real estate portfolio. Construction and raw land loans are short-term in nature and generally do not exceed 18 months.

Permanent commitments are primarily restricted to no greater than 10 year maturities with rate adjustment periods every 36 months when fixed commitments exist.
     As of December 31, 2006 our commercial real estate portfolio was comprised of the following property types.

		% of
Loan Type	$ Outstanding	Loan Portfolio
	(In thousands)
Retail	$22,914	6.6%
Office	16,621	4.8%
Warehouse	5,146	1.5%
Industrial	5,197	1.5%
Hotel	2,434	0.7%
Restaurant/Bar	1,276	0.4%
Other	13,636	4.0%
     Residential Mortgage Loans. Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans and home equity line of credit and term loans secured by first and second mortgages on the residences of borrowers. Second mortgage loans and home equity lines of credit are used for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed, floating and variable interest rates and a variety of loan maturities. We sell the majority of the residential mortgage loans that we originate (99% in 2006) to larger financial institutions.
     Residential mortgage loans generally are made on the basis of the borrower’s ability to repay the loan from his or her salary and other income and are secured by residential real estate, the value of which is generally readily ascertainable. These loans are made consistent with our appraisal and real estate lending policies, which detail maximum loan-to-value ratios and maturities. Residential mortgage loans and home equity lines of credit secured by owner-occupied property generally are made with a loan-to-value ratio of up to 80%. Loan-to-value ratios of up to 90% may be allowed on residential owner-occupied property, certain land loans, or if it is the intent to convert to a construction loan in a relatively quick timeframe, and the borrower exhibits unusually strong liquidity, net worth and cash flow.
Commercial and Consumer:
     Commercial and Industrial Loans. We make C&I loans to qualified businesses in our market area. Our commercial lending portfolio consists primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment. We also offer loans guaranteed by the U.S. Small Business Administration, or SBA.
     Commercial and industrial loans generally have a higher degree of risk than commercial real estate loans, but have commensurately higher yields. Commercial real estate loans generally are made on the basis of the value of an income-producing property and the ability to repay the loan is dependent upon the successful operation of a business. In contrast, C&I loans typically are made on the basis of the borrower’s ability to repay the loan from the cash flow from its business and are secured by business assets with less easily determinable or achievable value, such as accounts receivable, equipment and inventory. Lines of credit typically have a 12 month commitment and will be secured by the trading asset that is being financed. In cases of larger commitments, a borrowing base certificate may be required to determine eligible collateral and advance parameters. Term loans seldom exceed 60 months, but in no case exceed the depreciable life of the tangible asset being financed.
     To manage these risks, our policy is to secure the commercial loans we make with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, we actively monitor certain measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors.

     Consumer Loans. Our consumer loans consist primarily of installment loans made to individuals for personal, family and household purposes. The specific types of consumer loans we make include home improvement loans, automobile loans, debt consolidation loans and general consumer lending.
     Consumer loans may entail greater risk than real estate loans, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. A loan may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan, such as the bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral.
     Our policy for consumer loans is to accept moderate risk while minimizing losses, primarily through a careful credit and financial analysis of the borrower. In evaluating consumer loans, we require our lending officers to review the borrower’s level and stability of income, past credit history, amount of debt currently outstanding and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, we require our banking officers to maintain an appropriate margin between the loan amount and collateral value.
     We also issue credit cards to certain of our customers. In determining to whom we will issue credit cards, we evaluate the borrower’s level and stability of income, past credit history and other factors. Finally, we make additional loans that are not classified in one of the above categories. In making such loans, we attempt to ensure that the borrower meets our loan underwriting standards.
Credit Policies:
     We have historically maintained very strong credit quality. Generally, the developers of multifamily construction loans for apartment type dwellings do not have any leases in place for these projects, but we require a maximum loan to value of 85%, minimum debt service coverage ratio of 1.2:1 at stabilized occupancy, full recourse to the borrower and personal guarantees from the principals of corporate borrowers to reduce our risks associated with these loans. For construction loans for commercial and industrial projects, we usually require a minimum of 50% of the space leased with reasonable projections supporting a minimum debt service coverage ratio of 1.2:1 at stabilized occupancy, or executed leases must be in place to provide a minimum debt service coverage ratio of 1.1:1 with reasonable projections to meet the minimum stabilized coverage ratio of 1.2:1. While we prefer a minimum of 50% of the project’s space to be leased, a lesser percentage may be approved depending on the amount by which the projected debt service coverage ratio exceeds the minimum debt service coverage ratio. Because this type of loan represents a higher degree of risk to the Bank, normally this loan is only made to developers with well-established track records in the industry, substantial cash flow, and with tenants with strong credit supporting the loan. We also provide land development loans to qualified developers and builders who are experienced and well-capitalized. Normally the principals of the developer are required to personally guarantee the loan, although exceptions may be made on a case-by-case basis for well-established builders/developers or exceptionally strong properties that have a substantial debt coverage ratios. Where possible, permanent take out commitments from financially sound lenders or other evidence of a source of repayment acceptable to the Bank may be required, or the Bank may offer permanent financing at the conclusion of the project.
     The board of directors of Westsound Bank establishes our lending policies. These lending policies are reviewed at least annually and evaluated from time to time by the board. Key elements of our current policies are debt service coverage, monitoring concentration levels and maintaining strict approval and underwriting procedures.
     Debt Service Coverage. Our risk management philosophy is to extend credit only when an applicant has proven cash flow to service the proposed debt. Additionally, it is generally necessary for the applicant to demonstrate an independent secondary source of repayment.

     Monitor Concentration Levels. We have established maximum levels of concentration levels for each loan type to ensure diversification of our loan portfolio and mitigate concentration risks.
     Strict Approval and Underwriting Procedures. If a credit falls outside of the guidelines set forth in our lending policies, the loan is not approved until it is reviewed by a higher level of credit approval authority. Credit approval authority has three levels, as listed below from lowest to highest level. Based on the historical strong emphasis on business development, the board of directors of Westsound Bank has intentionally kept approval authorities low to assure a high degree of secondary review for a credit consideration. Management believes that the current authority levels provide satisfactory management and a reasonable percentage of secondary review. Any conditions placed on loans in the approval process must be satisfied before our credit administration will release loan documentation for execution. Our credit administration works entirely independent of loan production and has full responsibility for all loan disbursements.
•	Individual Authorities. Individual loan officers have approval authority up to $25,000 for secured and unsecured loans. The chief executive officer and the chief lending officer have approval authority of up to $100,000 for secured and unsecured loans.

•	Senior Loan Committee. The senior loan committee consists of the chief executive officer, the chief lending officer and the executive vice president of sales and lending. The committee has approval authority up to $100,000 for secured and unsecured loans.

•	Directors Loan Committee. The directors loan committee consists of four directors of Westsound Bank, and the chief executive officer. It has approval authority up to our legal lending limit, which was approximately $13.6 million at December 31, 2006.
     Loan Grading and Loan Review. We seek to quantify the risk in our lending portfolio by maintaining a loan grading system consisting of seven different categories (Grades 1-7). The grading system is used to determine, in part, the provision for loan losses. The first three grades in the system are considered satisfactory. The other four grades range from a “Watch/Pass” category to a “Loss” category. These four grades are further discussed below under the section subtitled “Classified Assets.”
     The originating loan officer initially assigns a grade to each credit as part of the loan approval process. Such grade may be changed as a loan application moves through the approval process. In addition to any dollar limitations that may require higher credit approval authority, each loan that is graded “Watch/Pass” or worse requires prior approval of the directors loan committee of Westsound Bank.
     The grade on each individual loan is subject to review from time to time, and may be changed if warranted. The board of directors of Westsound Bank reviews monthly the aggregate amount of all loans graded as special mention, substandard or loss. Additionally, changes in the grade for a loan may occur through any of the following means:
•	random reviews of the loan portfolio conducted by loan administration;

•	annual reviews conducted by an outside loan reviewer;

•	bank regulatory examinations;

•	monthly action plans submitted to loan administration by the responsible lending officers for each credit graded 4-7; or

•	at the monthly credit risk managers meeting if a loan is exhibiting certain delinquency tendencies.
     Loan Delinquencies. When a borrower fails to make a committed payment, we attempt to cure the deficiency by contacting the borrower to seek payment. Habitual delinquencies and loans delinquent 10 days or more are reviewed at the weekly directors loan committee meeting for possible changes in grading.

     Classified Assets. Federal regulations require that each insured bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets, and, if appropriate, classify them. We use grades 4-7 of our loan grading system to identify potential problem assets. There were $3.3 million, $637,000 and $121,000 in classified loans at December 31, 2006, December 31, 2005 and December 31, 2004, respectively.
     The following describes grades 4-7 of our loan grading system:
•	Special Mention — Grade 4. These assets have potential weaknesses that may result in deterioration of the repayment prospects and, therefore, deserve the attention of management. Usually, these assets are long-term problems that are likely to remain and require management action plans. These loans exhibit an increasing reliance on collateral for repayment.

•	Substandard — Grade 5. These assets are inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Although loss may not be imminent, if the weaknesses are not corrected, there is a good possibility that we will sustain some loss.

•	Doubtful — Grade 6. These assets have all the weaknesses inherent in an asset classified as “substandard,” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, condition and values, highly questionable and improbable. At the point where a loss is identified, all or that portion deemed a loss is immediately classified as “Loss” and charged off.

•	Loss — Grade 7. These assets have been determined to have identifiable, uncollectible components. Typically, a partial charge-off of the loss will have occurred, and the balance remaining would be reflective of management’s best estimate of collectibility.
Our Investment Activities
     Our investment strategy is designed to be complementary to and interactive with the our other activities (i.e. cash position; borrowed funds; quality, maturity, stability and earnings of loans; nature and stability of deposits; capital and tax planning). Investment securities consist primarily of U.S. Agency issues and municipal bonds. In addition, for bank liquidity purposes, we use Fed Funds Sold which are temporary overnight sales of excess funds to correspondent banks. Our securities portfolio is managed in accordance with guidelines set by our investment policy. Specific day-to-day transactions affecting the securities portfolio are managed by our chief financial officer. These securities activities are reviewed monthly or more often, as needed, by our investment committee and are reported monthly to our board of directors.
     Our general objectives with respect to our investment portfolio are to:
•	maintain collateral for pledging requirements;

•	achieve an acceptable asset/liability gap position (based on our separate policy related to asset/liability management that provides guidance for how investments are to be used to manage asset/liability gaps); and

•	provide a suitable balance of quality and diversification to our assets.
Deposit Products and Other Sources of Funds
     Our primary sources of funds for use in our lending and investing activities consist of:
•	deposits;

•	maturities and principal and interest payments on loans and securities;

•	other borrowings; and

•	funds down-streamed into Westsound Bank from time to time by WSB Financial Group.
     We closely monitor rates and terms of competing sources of funds and utilize those sources we believe to be the most cost effective, consistent with our asset and liability management policies.
     Deposits. An important balance sheet component affecting our net interest margin is the composition and cost of our deposit base. We can improve our net interest margin to the extent that growth in deposits can be focused in the less volatile and somewhat more traditional core deposits, or total deposits less CDs greater than $100,000, commonly referred to as Jumbo CDs. We attempt to price our deposit products in order to promote deposit growth and satisfy our liquidity requirements and offer a variety of deposit products in order to satisfy our customers’ needs.
     We provide a wide array of deposit products. We have historically relied upon, and expect to continue to rely upon, deposits to satisfy our needs for sources of funds. We offer regular checking, savings, NOW and money market deposit accounts. We also offer fixed-rate, fixed maturity retail CDs ranging in terms from 30 days to five years, individual retirement accounts and Jumbo CDs. The primary sources of deposits are small-and medium-sized businesses and individuals within our target market. Senior management has the authority to set rates within specified parameters in order to remain competitive with other financial institutions in our market area. All deposits are insured by the Federal Deposit Insurance Corporation up to the maximum amount permitted by law. We have a service fee schedule, which is competitive with other financial institutions in our market, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.
     We intend to continue our efforts at attracting deposits from our business lending relationships in order to reduce our cost of funds and improve our net interest margin. Also, we believe that we have the ability to attract sufficient additional funding by re-pricing the yields on our CDs in order to meet loan demands during times that growth in core deposits differs from loan demand. In order to fund loan demand, we have also utilized wholesale funding from time to time, as well as Internet-based rate offerings to attract large sums of deposits.
     In addition to our traditional marketing methods, we attract new clients and deposits by:
•	expanding long-term business customer relationships, including referrals from our customers; and

•	building deposit relationships through our branch relationship officers who are compensated based upon the profitability of such relationships.
     Other Borrowings. We may occasionally use our Fed funds lines of credit to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. We have three Fed funds lines with other financial institutions pursuant to which we can borrow up to $15 million on an unsecured basis. These lines may be terminated by the respective lending institutions at any time.
     We also borrow from the Federal Home Loan Bank, or FHLB, pursuant to an existing commitment based on the value of the collateral pledged (either loans or securities). FHLB borrowings have been only occasional and based upon pricing opportunities.
Other Products and Services
     We offer a variety of other products and services, including:
•	Courier Services. We offer courier services to our business customers. Courier services permit us to provide the convenience and personalized service that our customers require by scheduling pick-ups of deposits and facilitating other banking transactions.

•	Telephone and Internet Banking. We believe there is a strong demand within our market for telephone and Internet banking. These services allow both consumer and business customers to access detailed account information and manage their accounts, including on-line balance transfers and bill payment. These services enable our customers to conduct their banking business and monitor their bank accounts from remote locations and at any time. We believe our telephone and Internet banking services are invaluable in attracting and retaining customers and encourage them to consider Westsound Bank for all their banking and financial needs.

•	Automatic Teller Machines (ATM). In 2005 we analyzed our ATM services and found that it would be more cost effective for us, and more beneficial to our customers, to discontinue ATMs at our branches and instead offer ATM fee reimbursement to our customers, allowing them to use ATMs nationwide without paying a per transaction fee. Each checking and deposit account has a monthly reimbursement limit.

•	Real Estate Services. We offer certain fee-based services to real estate contractors, including project inspections and mortgage banking consulting.

•	Other Products. We offer other banking-related specialized products and services to our customers, such as cashier’s checks, money orders, debit/credit cards, wire transfers, travelers’ checks and safe deposit services. While we sell many of our consumer and commercial real estate term loans, we have not engaged in any securitizations of loans.
Our Concentrations/Customers
     No individual or single group of related accounts is considered material in relation to our assets or deposits or in relation to our overall business. However, approximately 94.5% of our loan portfolio at December 31, 2006 consisted of real estate-secured loans, including commercial loans secured by real estate, construction loans and real estate mortgage loans. Moreover, our business activities are currently focused in west Puget Sound, particularly Kitsap County. Consequently, our business is dependent on the trends of this local economy, and in particular, the commercial and residential real estate markets. At December 31, 2006, we had 14 loans in excess of $1.5 million each, totaling $28.3 million. These loans comprise approximately 0.9% of our loan portfolio by number of loans and 8.2% by total loans outstanding. Not including credit card and consumer overdraft lines and purchased participation loans, our average loan size as of December 31, 2006 was approximately $215,000.
     Our lending policies also establish customer and product concentration guidelines to control single customer and product exposures. As these guidelines are not absolute, at any particular point in time the ratios may be higher or lower because of funding on outstanding commitments. Set forth below are our concentration guidelines and the segmentation of our loan portfolio by loan type as of December 31, 2006.

	Percent of
	Total Tier
	1 Capital	Percent of Total Loans
	Actual	Policy Limit	Actual
Real Estate
Construction	202%	50%	41%
Land development	77%	25%	16%
Commercial real estate	96%	40%	19%
Residential real estate	92%	40%	19%
Commercial and industrial	22%	50%	5%
Consumer	5%	25%	1%
Risk Management
     Our strategic plan continues to promote a rapid growth rate. We are equally committed to maintaining internal controls to manage the risk associated with such growth. Our risk management committee has defined our most significant risks and measures the trends from low to high. The committee has identified credit risk and operational risk as the two areas that could have the greatest impact on capital. In order to mitigate and proactively manage these areas of risk, we have established sound procedures and committed experienced human resources to this effort.
     We have focused on enhancing two functions:
•	Credit administration has been staffed to maintain all credit policies and procedures, loan documentation, disbursement of loan proceeds and to review the integrity of the credit risk rating system; and

•	Operations support has been significantly enhanced by the board’s appointment of Veronica R. Colburn as our chief risk officer. She is familiar with our overall operations, having previously served as our chief financial officer and as our chief operating officer. Ms. Colburn is responsible for enhancing our risk management program and directing our compliance staff, and will work with the chair of the audit committee to identify particular risks that may require the attention of our internal and external auditors.
     We believe that the established organization allows management to maintain an accurate understanding of risk levels at all times. With this level of understanding, strategic plans are developed with the necessary risk parameters to adequately protect our capital.
Training Program
     With the move to our new headquarters in Bremerton, Washington in 2006, we now have a state-of-the-art training facility which houses 16 interactive training stations in a classroom type setting. We are using the training program to provide both continuing education and regulatory training, as well as general operational and sales training for all new hires. The program covers all aspects of banking, from regulatory and financial topics to customer courtesy and sales. This has allowed us to hire individuals without prior banking experience that meet the criteria for our high achieving culture. It has afforded us the luxury of hiring for attitude, then training for aptitude, enabling us to replicate our culture and business service model each time a new branch or loan production office is opened.
     Our marketing department has also taken advantage of the training facility by offering classes to our customers and the general public, to better educate our customers on our products and services. Some recent topics have included accounting for builders, banking on-line, and balancing a checkbook.
Information Technology Systems
     We have recently made significant investments in core informational technology systems for our banking and lending operations and management activities. These computer systems automate bank transactions for our branches, mortgage originations, other loans and electronic banking, database and direct response marketing, and provide cash management, streamlined reporting and reconciliation support as well as sales support.
     With this investment in technology, the bank offers Internet-based delivery of products for both its consumer and business customers. Customers can open accounts, apply for loans, check balances, check account history, transfer funds, pay bills, use interactive calculators and correspond via e-mail with the bank over the Internet. The Internet provides an inexpensive way for the bank to expand its geographic reach and branch activities while providing the kinds of services one would expect from larger banks.
     We outsource our major systems including our EFT, credit card and transaction processing and our online Internet bill payment and banking services to third-party service providers to the banking and lending industries, principally Fiserv, Inc. and its affiliates. While there are risks associated with outsourcing these systems, including the potential interruption of our operations as a result of the failure of a third-party’s system or the termination of its service, we believe these risks are outweighed by the advantages of outsourcing, particularly the flexibility these systems offer us to upgrade and scale these systems and services to accommodate our growth without requiring us to invest substantial additional capital and staff resources.

Our Market Area
     We operate primarily in the west Puget Sound area, which encompasses the Kitsap and Olympic peninsulas and islands west of Seattle, and recently opened a branch along the I-5 corridor in Federal Way, Washington. According to our federal banking regulator, the Federal Deposit Insurance Corporation, or FDIC, our headquarters in downtown Bremerton is located in “a low income” area and our other branches are located in “middle income” areas. The west Puget Sound market benefits from a high quality of life, with significant outdoor recreational opportunities, median home prices significantly below the Seattle Metropolitan Statistical Area and a small community lifestyle. In addition, our markets are benefiting from a growing base of small- and medium-sized businesses, as well as a number of growing military operations. We also benefit from the significant economic activity generated in and around the Seattle Metropolitan Statistical Area as defined by the U.S. Census Bureau, which includes King, Pierce and Snohomish counties. While we have a limited presence in the Seattle Metropolitan Statistical Area with our Federal Way and Gig Harbor branches, these locations have not yet greatly impacted our overall performance and we do not have any locations in the city of Seattle. The Seattle Metropolitan Statistical Area has a diversified economy with major employers in a number of growth industries including aerospace, technology, health care, computer and telecommunications. Approximately 6,000 commuters ride the state ferries each day between their homes on Bainbridge Island and in other Kitsap County communities and downtown Seattle.
Kitsap County
     With four branches, Kitsap County is the largest market we serve. Along with our headquarters, approximately 72% of our deposits and approximately 82% of our loans, are in Kitsap County. Based on FDIC data as of June 30, 2006, we had an 8.5% deposit market share in Kitsap County. In Kitsap County, total bank and thrift deposits grew at an 8.0% rate in 2006, and have increased on average 7.3% annually since 2000. As of December 2006, the unemployment rate for Kitsap County was 4.6% which was slightly above the rate for the Seattle Metropolitan Statistical Area for the same period of 4.1%. Job growth is strong, with the area adding 1,700 jobs between the first quarter of 2005 and 2006. The median home price for Kitsap County increased 20.8% in 2005 to $250,000, but remained 35.8% below the median home price for the Seattle Metropolitan Statistical Area. According to the U.S. Department of Housing and Urban Development, the estimated median family income for Kitsap County in 2005 was $62,000, ranking it sixth highest out of 39 counties in the state of Washington.
     The military is a major source of employment, providing approximately 32,000 jobs or approximately 27.6% of the employment within the county. Most of the military jobs in the county are associated with two major U.S. Navy bases, the nuclear submarine base in Bangor (which is the only deep water port for nuclear submarines on the West Coast) and the ship repair and dry dock facilities in Bremerton (which is the only facility with the capacity for aircraft carriers on the West Coast). While many naval installations were being considered for downsizing during the latest Base Realignment and Closure Committee review in 2005, Kitsap was slated for a modest gain in jobs. Although a number of military bases have been closed in recent years in other parts of the country, we believe the risk of a base closure is remote because of these bases’ unique capabilities and strategic importance on the West Coast.
     Kitsap County, and Bremerton in particular, are beginning to garner attention. Inc. magazine recently ranked Bremerton as one of the country’s “hottest small cities for entrepreneurs,” in its May 1, 2006 issue for cities with an employment base under 150,000 people. In addition, in June 2004 MONEY magazine called Bremerton “one of the top 5 up and coming ‘hot’ cities in the country with populations under 250,000.” The accolades can be partly attributed to $500 million in building and revitalization projects currently underway and recently completed. A luxury condominium complex, four-star hotel, and waterfront maritime park are only a few of the projects currently being undertaken. A $27 million tunnel project is scheduled to commence in the spring of 2007 in Bremerton to improve traffic flow. The Kitsap County Trends report claims the investments will produce more than 3,000 new jobs by 2010.
Clallam County
     We have two branches in Clallam County. Based on FDIC data as of June 30, 2006, we had a 5.0% deposit market share in Clallam County. In terms of population growth, Clallam County, which includes the city of Port Angeles, is the fastest expanding market we serve and has grown at an average annual rate of 1.6% from 2000 through 2005. In Clallam County, total bank and thrift deposits grew 5.1% in 2006. Unemployment in the county as of December 2006 is 6.0%. While slightly higher than surrounding counties, the unemployment rate has seen steep declines, falling more than 30% since January 2005. Health care and tourism from Canada are among the key industries. The Kiplinger Letter recently named Port Angeles as a top area to start a new business. The city of Sequim, long known as a retirement haven, is establishing itself as a regional shopping center for the Olympic Peninsula. With an abundance of adequately zoned lot inventory, the population of Sequim, currently at 6,800, has been projected to double by 2011.
Seattle Metropolitan Statistical Area
     We currently have one branch in Pierce County in Gig Harbor, approximately thirty-five miles from the city of Seattle. Based on FDIC data as of June 30, 2006, we had a deposit market share of less than 1.0% in Pierce County, which includes the city of Tacoma, located thirty miles south of Seattle. In Pierce County, total bank and thrift deposits as of June 30, 2006 were $8.1 billion, up 6.4% from the same period in 2005. Between 2000 and 2005 the county added new residents at a rate 40% faster than the nation as a whole. The Port of Tacoma, which is a major center of business in the county, is expected to grow approximately 50% in the next five years according to the Pierce County Economic Index. A vibrant real estate market offered homeowners significant gains. The median home price in the county increased 20.6% to $240,000 in 2005. A second Tacoma Narrows bridge linking Pierce County commuters with Gig Harbor in west Puget Sound is also scheduled to be completed in 2008. We believe the opening of the second bridge could bring numerous additional residents to the Gig Harbor/South Kitsap area, by making commuting from Tacoma and the south King County area to Seattle a viable option.
     We opened a loan production office in south King County in Federal Way in 2005 and converted it into a branch in February 2007. Federal Way is approximately twenty miles from the city of Seattle. Like our west Puget Sound market area, south King County enjoys lower housing costs than the Seattle Metropolitan Statistical Area generally. The largest employer in south King County is Weyerhaeuser Company, a paper and wood products manufacturer.
     As of December 31, 2006 we estimate that 7.3% of our loans and 5.4% of our deposits originated in our two Seattle Metropolitan Statistical Area locations, a level that has not yet greatly impacted our overall performance. We do not have any locations in the city of Seattle and we believe the amounts, if any, of our loans and deposits that originate in the city of Seattle are insignificant. The Seattle Metropolitan Statistical Area economy is currently one of the top performing major markets in the nation. The Seattle Metropolitan Statistical Area added 58,600 jobs in the twelve months ended August 2006. Driven by the increase in jobs, unemployment has decreased steadily over the last year, declining from 4.8% in August 2005 to 4.1% in December 2006. Home prices continue to appreciate and experienced yearly gains of 17.8% in the fourth quarter of 2005 to a median of $390,000. Conway and Pedersen’s Economic Forecaster expects the Seattle Metropolitan Statistical Area to add nearly 50,000 jobs annually over the next two years. For example, Microsoft recently announced plans to spend $1 billion to expand its campus, making room for another 12,000 potential employees.
Our Competition
     The banking and financial services business in the west Puget Sound and Seattle Metropolitan Statistical Area is highly competitive. This competitive environment is a result primarily of growth in community banks, changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we offer.
     According to the FDIC’s deposit market share report, as of June 30, 2006 18 banks operated in Kitsap County and 14 operated in Clallam county. In Kitsap County, two large national banks, Bank of America, N.A. and Washington Mutual Bank, had approximately 34% of all deposits and two other community banks, American Marine Bank and Kitsap Bank, had approximately 30% of all deposits.

     We believe that our focus on customer service and relationship-banking distinguishes us from the larger banks, and that our professional retail sales culture and real estate lending expertise, provide us with a sustainable competitive advantage over our competitors in the west Puget Sound market, including other community banks.
     Management believes that the principal competitive factors affecting our markets include interest rates paid on deposits and charged on loans, the range of banking products available and customer service and support. Although management believes that our products currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial resources.
Employees
     We had a total of 130 full-time equivalent employees at December 31, 2006. Our employees are not represented by a labor organization, and we are not aware of any activity seeking such organization. We believe that our relationship with our employees is good.
     We believe that a key reason for our success is our unique incentive compensation package that we have developed to directly reward our employees for their individual production and sales. A substantial portion of our loan production staff’s pay is based on commissions. The incentives are tiered to emphasize cross-selling of our products and services, with higher rewards for gaining multiple relationships with customers. Our senior management is not eligible to receive incentive compensation based on account production.
SUPERVISION AND REGULATION
     The following discussion is only intended to provide summaries of significant statutes and regulations that affect the banking industry and is therefore not complete. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on our business and prospects. We cannot accurately predict the nature or extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.
General
     We are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may also be affected by changes in the policies of banking and other government regulators. We cannot accurately predict the nature or extent of the possible future effects on our business and earnings of changes in fiscal or monetary policies, or new federal or state laws and regulations.
Compliance
     In order to assure that we are in compliance with the laws and regulations that apply to our operations, including those summarized below, we employ a compliance officer, and we engage an independent compliance auditing firm. We are regularly reviewed by the Federal Reserve, the FDIC, and the Washington Department of Financial Institutions, Division of Banks, or DFI, during which reviews such agencies assess our compliance with applicable laws and regulations. Based on the assessments of our outside compliance consultants and the FDIC, we believe that we materially comply with all of the laws and regulations that apply to our operations.
Federal Bank Holding Company Regulation
     General. WSB Financial Group, Inc. is a registered financial holding company as defined in the Bank Holding Company Act of 1956, as amended, or the Bank Holding Company Act, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. WSB Financial Group must file reports with the Federal Reserve and must provide it with such additional information as it may require.
     The Federal Reserve may require WSB Financial Group to terminate an activity or terminate control or liquidate or divest certain subsidiaries, affiliates or investments when the Federal Reserve believes the activity or the control of the subsidiary or affiliates constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries.
     The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, WSB Financial Group must file written notice and obtain Federal Reserve approval prior to purchasing or redeeming its equity securities. Additionally, WSB Financial Group is required by the Federal Reserve to maintain certain levels of capital. See “Capital Adequacy” below for a discussion of the applicable federal capital requirements.
     Financial Holding Company Status. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature. WSB Financial Group’s election of financial holding company status was effective October 3, 2006.
     As a financial holding company, WSB Financial Group may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include:
•	Securities underwriting;

•	Dealing and market making;

•	Sponsoring mutual funds and investment companies;

•	Insurance underwriting and brokerage;

•	merchant banking; and

•	Activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
     In order to become or remain a financial holding company, Westsound Bank must be well capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act. Failure to sustain compliance with such requirements or correct any non-compliance within a fixed time period could lead to divesture of subsidiary banks or require us to conform all of our activities to those permissible for a bank holding company. A bank holding company that is not also a financial holding company can only engage in banking and such other activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.
     We do not believe that the Financial Services Modernization Act will negatively affect our operations in the short term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer, and these companies may be able to aggressively compete in the markets we currently serve.
     Acquisition of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve Board’s prior approval before:

•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.
     Additionally, the Bank Holding Company Act provides that the Federal Reserve Board may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve Board’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.
     Restrictions on Ownership of WSB Financial Group. The Bank Holding Company Act requires any “bank holding company” (as defined in that Act) to obtain the approval of the Board of Governors of the Federal Reserve System prior to acquiring more than 5% of WSB Financial Group’s outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the Federal Reserve Board to acquire 10% or more of WSB Financial Group’s outstanding common stock under the Change in Bank Control Act. Any holder of 25% or more of WSB Financial Group’s outstanding common stock, other than an individual, is subject to regulation as a bank holding company under the Bank Holding Company Act.
     Holding Company Control of Nonbanks. With some exceptions, the Bank Holding Company Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.
     Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit WSB Financial Group’s ability to obtain funds from Westsound Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.
     Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither WSB Financial Group nor Westsound Bank may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by us or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.
     Support of Subsidiary Banks. Under Federal Reserve policy, WSB Financial Group is expected to act as a source of financial and managerial strength to Westsound Bank. This means that WSB Financial Group is required to commit, as necessary, resources to support Westsound Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.
Federal and State Regulation of Westsound Bank
     General. Westsound Bank is a Washington chartered commercial bank with deposits insured by the FDIC. As a result, Westsound Bank is subject to supervision and regulation by the Washington DFI and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.
     Lending Limits. Washington banking law generally limits the amount of funds that a bank may lend to a single borrower to 20% of stockholders’ equity.
     Control of Financial Institutions. The acquisition of 25% or more of a state chartered bank’s voting power by any individual, group or entity, is deemed a change in control under Washington banking law, requiring notice and application and prior approval of the DFI.
     Community Reinvestment. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.
     Insider Credit Transactions. Banks are also subject to certain FDIC restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons (i.e., insiders). Extensions of credit (i) must be made on substantially the same terms and pursuant to the same credit underwriting procedures as those for comparable transactions with persons who are neither insiders nor employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in regulatory sanctions on the bank or its insiders.
     Regulation of Management. Federal law sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency. Federal law also prohibits management personnel of a bank from serving as a director or in a management position of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.
     Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Under Washington state law, if the stockholders’ equity of a Washington state-chartered bank becomes impaired, the Commissioner of the Washington DFI will require the bank to make the impairment good. Failure to make the impairment good may result in the Commissioner’s taking possession of the bank and liquidating it.
     Dividends. The principal source of WSB Financial Group’s cash reserves will be dividends received from Westsound Bank. Washington law limits the bank’s ability to pay cash dividends. Under these restrictions, a bank may not declare or pay any dividend greater than its retained earnings without approval of the Washington DFI. The Washington DFI has the power to require any state-chartered bank to suspend the payment of any and all dividends.
     In addition, a bank may not pay cash dividends if doing so would reduce its capital below minimum applicable federal capital requirements. See “Capital Adequacy” below for a discussion of the applicable federal capital requirements.
     Other Regulations. The loan operations of our Bank are subject to state usury laws and federal laws concerning interest rates.
     Federal Laws Applicable to Credit Transactions. The loan operations of our Bank are also subject to federal laws applicable to credit transactions, such as the:
•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
     Federal Laws Applicable to Deposit Operations. The deposit operations of our Bank are subject to:
•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
     Brokered Deposits. Under the Federal Deposit Insurance Corporation Improvement Act, or FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. As of December 31, 2006, we had $20.6 million of brokered deposits. As described below, the Bank is currently well-capitalized and therefore is not subject to any limitations with respect to its brokered deposits.
     Check Clearing for the 21st Century Act. On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:
•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.
     This new legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.
     Federal Home Loan Bank System. The Federal Home Loan Bank system, of which our Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board, or FHFB. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.
     As a system member, our Bank is entitled to borrow from the FHLB of its region and is required to own a certain amount of capital stock in the FHLB. Our Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB to our Bank are secured by a portion of its mortgage loan portfolio, certain other investments and the capital stock of the FHLB held by the Bank.
     Mortgage Banking Operations. Our Bank is subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.
     Commercial Real Estate Guidance. The FDIC and the Federal Reserve Board issued joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices on December 6, 2006. The Guidance provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (1) commercial real estate loans exceed 300% of capital and increased 50% or more in the preceding three years, or (2) construction and development loans exceed 100% of capital. The Guidance does not limit banks’ levels of commercial real estate lending activities. The Guidance applies to Westsound Bank, based on our current loan portfolio. We believe that our loan portfolio has been subject to rigorous examination by banking regulators and that we have taken appropriate precautions to address the risks associated with our concentrations in commercial real estate lending. We do not expect the Guidance to adversely affect our operations or our ability to execute our growth strategy.
Privacy
     Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third-parties. Pursuant to these rules, financial institutions must provide:
•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third-parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third-parties.
     These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We have implemented privacy policies in accordance with the law.
Interstate Banking And Branching
     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.
     FDIC regulations prohibit banks from using their interstate branches primarily for deposit production. The FDIC has implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.
     Washington enacted “opting in” legislation in accordance with the Interstate Act, allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Until recently, Washington restricted out-of-state banks from opening de novo branches; however, in 2005, Washington interstate branching laws were amended so that an out-of-state bank may, subject to the DFI’s approval, open de novo branches in Washington or acquire an in-state branch so long as the home state of the out-of-state bank has reciprocal laws with respect to de novo branching or branch acquisitions. Once an out-of-state bank has acquired a bank within Washington, either through merger or acquisition of all or substantially all of the bank’s assets or through authorized de novo branching, the out-of-state bank may open additional branches within the state.
Deposit Insurance
     Westsound Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the FDIC. Westsound Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.
     The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.
     Legislative reforms to modernize the Federal Deposit Insurance System, including merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund, were approved by Congress on February 15, 2006. In addition to merging the insurance funds, the legislation:
•	raised the deposit insurance limit on certain retirement accounts to $250,000 and indexes that limit for inflation;

•	requires the FDIC and National Credit Union Administration boards, starting in 2010 and every succeeding five years, to consider raising the standard maximum deposit insurance; and

•	eliminated the current fixed 1.25 percent Designated Reserve Ratio and provides the FDIC with the discretion to set the DRR within a range of 1.15 to 1.50 percent for any given year.

Capital Adequacy
     Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are “risk-based,” meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.
     Tier I and Tier II Capital. Under the guidelines, an institution’s capital is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.
     Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. An institution’s risk weighted assets are then compared with its Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4% and a minimum total risk-based ratio of 8%.
     Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, regulators generally expect an additional cushion of at least 1% to 2%.
     Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are deemed to be “undercapitalized,” depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.
State Corporate Law Restrictions
     As a Washington corporation, WSB Financial Group is subject to certain limitations and restrictions under applicable Washington corporate law. For example, state law restrictions in Washington include limitations and restrictions relating to indemnification of directors; distributions to shareholders; transactions involving directors, officers, or interested shareholders; maintenance of books, records, and minutes; and observance of certain corporate formalities.
Corporate Governance and Accounting Legislation
     Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002, or SOX, was signed into law to address corporate and accounting fraud. SOX establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”
     Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors. To deter wrongdoing, SOX (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.
     As a public reporting company, we are subject to the requirements of SOX and related rules and regulations issued by the SEC and Nasdaq. We anticipate that we will incur additional expense as a result of the Act, but we do not expect that such compliance will have a material impact on our business.
Anti-terrorism Legislation
     USA Patriot Act of 2001. On March 9, 2006, President Bush signed the renewal of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or the Patriot Act, of 2001. Among other things, the Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Patriot Act. While we believe the Patriot Act may, to some degree, affect our recordkeeping and reporting expenses, we do not believe that it will have a material adverse effect on our business and operations.
Effects of Government Monetary Policy
     Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.
Nonbank Subsidiary
     Our non-bank subsidiary, WSB Financial Group Trust I, a Delaware statutory trust, is subject to the laws and regulations of both the federal government and the state in which it conducts business.
Available Information of the Registrant
     The Company is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended, or Securities Exchange Act, and files reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Reports, proxy statements and other information filed by the Company may be reviewed and copied at the SEC’s public reference facilities at 100 F Street, NE, Washington, D.C. 20549. You may also obtain information on the operation of the public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains periodic reports, proxy statements and other information about issuers, like us, that we file electronically with the SEC. The address of that site is http://www.sec.gov.
     We also maintain a website at http://www.westsoundbank.com. We make available through our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Our corporate governance guidelines and charters for our board committees, and our Code of Ethics and Professional Conduct, which includes a code of ethics applicable to our accounting and financial employees, including our Chief Executive Officer and Chief Financial Officer, are also available on our website. Each of these documents is also available in print (at no charge) to any shareholder upon request. Our website and the information contained therein or connected thereto are not incorporated by reference into this Report.

Executive Officers of the Registrant
     The names and ages of all executive officers of the Company and the positions and offices held by such persons as of March 15, 2007 are as follows:

Name	Position with the Company	Age
David K. Johnson	President, Chief Executive Officer and Director	42
Mark D. Freeman	Executive Vice President of Finance and Operations, Chief Financial Officer	54
Brett T. Green	Executive Vice President of Sales and Lending	44
Veronica R. Colburn	Senior Vice President, Chief Risk Officer	44
Brent A. Stenman	Senior Vice President, Chief Lending Officer	42
Robin A. Seelye	Senior Vice President, Operations	36
Forward-Looking Statements
     This annual report on Form 10-K includes forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance contained in this report under the headings “Risks Relating to Our Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” are forward-looking statements.
     We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the headings “Risks Relating to Our Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:
•	changes in general economic conditions, either nationally or locally in the west Puget Sound and Seattle Metropolitan Statistical Area;

•	inflation, interest rate, market and monetary fluctuations;

•	changes in consumer spending habits and savings habits;

•	increases in competitive pressures among financial institutions and businesses offering similar products and services;

•	higher defaults on our loan portfolio than we expect;

•	changes in management’s estimate of the adequacy of the allowance for loan losses;

•	risks associated with our growth and expansion strategy and related costs;

•	increased lending risks associated with our high concentrations of real estate loans;

•	ability to successfully grow our business in west Puget Sound and the Seattle Metropolitan Statistical Area;

•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;

•	technological changes; and

•	regulatory or judicial proceedings.
     Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.
Item 1A. Risk Factors
     An investment in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider the risks described below, as well as the other information contained in this report, including our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any of the risks described below could significantly and adversely affect our business, prospects, financial condition and results of operations. If one or more of these risks and uncertainties is realized, the trading price of our common stock could decline, and you could lose all or part of your investment.
Risks Relating to Our Business and Market
If we are not able to maintain our past level of growth, our future prospects and competitive position could be diminished and our profitability could be reduced.
     We may not be able to sustain our growth at the rate we have enjoyed during the past several years. Our business strategy calls for, among other things:
•	continued growth of our assets, loans, deposits and customer base through our existing locations and new branches and loan production offices;

•	recruitment of sales-oriented personnel and other key employees; and

•	expansion of our real estate lending activities.
     Our rapid growth over the past several years has been driven in part by a strong residential housing market in west Puget Sound and our ability to identify attractive expansion opportunities. A downturn in local economic market conditions, particularly in the real estate market, a failure to attract and retain high performing employees, heightened competition from other financial services providers, and an inability to attract additional core deposits and lending customers, among other factors, could limit our ability to grow as rapidly as we have in the past.
     Over 94% of our loans are real estate related, including loans for construction and land development projects and for the purchase, improvement or refinancing of residential and commercial real estate. An adverse change in the real estate market could cause collateral for loans made by us to decline in value, and loan delinquencies and problem assets to increase.
     Approximately 94.5% of our loan portfolio as of December 31, 2006 was comprised of loans secured by real estate, including construction and development, commercial and residential real estate loans. Approximately 75% of our residential real estate loans are single family (1-4 units) and 25% are multifamily. A downturn in the real estate market could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Over 56% of our loans are real estate construction and development loans, which have a higher degree of risk and a greater potential for losses that would reduce our earnings.
     Approximately 56.5% of our loan portfolio as of December 31, 2006 consisted of real estate construction and development loans, which generally have a higher degree of risk than long-term financing of existing properties because repayment depends on the completion of the project and usually on the sale of the property.
     In addition, these loans are normally interest only. Interest-only loans carry greater risk than principal and interest loans do, to the extent that no principal is paid prior to maturity, particularly during a period of rising interest rates and declining real estate values. If there is a significant decline in the real estate market due to a material increase in interest rates or for other reasons, many of these loans could default and result in foreclosure. Moreover, most of these loans are for projects located in the west Puget Sound area. If we are forced to foreclose on a project prior to completion, we may not be able to recover all of the unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and reduce our earnings.
Our allowance for loan losses may not be adequate to cover actual losses.
     A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and non-performance on loans. We maintain an allowance for loan losses in accordance with accounting principles generally accepted in the United States to provide for such defaults and other non-performance. As of December 31, 2006, our allowance for loan losses as a percentage of loans was 1.15%. The determination of the appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes, and risk management systems and controls may not prevent unexpected losses. Our allowance for loan losses may not be adequate to cover actual loan losses. Moreover, any increase in our allowance for loan losses will adversely affect our earnings.
We serve a limited geographic area, and an economic downturn in the west Puget Sound or Seattle Metropolitan Statistical Area could limit our growth and reduce our profitability.
     Our current geographic market consists primarily of the west Puget Sound area, including Kitsap County. The FDIC has characterized our headquarters in downtown Bremerton as being located in a “low income” area and our other branches and loan production offices as being located in “middle income” areas. As of December 31, 2006, our Kitsap County customers accounted for approximately 72% of our deposits and 82% of our loans. Because of our relatively small size and geographic concentration, adverse changes in local economic conditions, such as income levels, deposits and housing starts, would have a relatively greater affect on us than they would on the larger national and regional competitors that are active in our market areas. If local or regional economic conditions were to deteriorate, demand for our products and services likely would decline and the quality of our loan portfolio could be reduced.
     Kitsap County’s economy substantially depends on the military and tourism. While we believe that the local economy is diverse, the military has a significant presence in Kitsap County, including two major Navy bases which account for significant employment in the county. Although the federal government recently decided not to close any military bases in our market area, we cannot be certain that it will not do so in the future. We believe that few of our customers come from the military or its members, because most of their needs are met by a credit union. However, a significant reduction in the military presence in our market could have a material adverse effect on the local economy and potentially on our customers and business. In addition, the west Puget Sound area serves as a seasonal destination for many residents of the Seattle Metropolitan Statistical Area and a decline in that economy could affect real estate prices due to a slowdown in purchases by Seattle area residents as well as service businesses that rely on the seasonal traffic.

Our loan portfolio is concentrated in real estate and a substantial majority of our loans and operations are in west Puget Sound, and therefore our business is particularly vulnerable to a downturn in the local real estate market.
     As of December 31, 2006 approximately 94.5% of our loans were secured by real estate, primarily located in our west Puget Sound market. If the local economy, and particularly the real estate market, declines, the rates of delinquencies, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. As a result of this lack of diversification in our loan portfolio a downturn in the local real estate market could significantly reduce our profitability and adversely affect our financial condition.
We have a relatively high percentage of unseasoned credits, which are considered to pose a potential greater repayment risk than loans that have been outstanding for a longer period of time.
     As a result of our strong growth during the past five years and our focus on real estate construction and development lending, a significant portion of our loan portfolio is represented by new credits. Generally, loans that are relatively new, referred to as unseasoned loans, do not have sufficient repayment history to determine the likelihood of repayment in accordance with their terms. At December 31, 2006, 88.2% of our total loan portfolio consisted of loans booked within the past two years, including loan renewals.
If we are unable to manage our growth effectively, we may incur higher than anticipated costs and our ability to execute our growth strategy could be impaired.
     We expect to continue to grow our assets and deposits by increasing our product and services offerings and expanding our operations through new branches, loan production offices and possibly acquisitions. Our ability to manage growth successfully will depend on our ability to:
•	identify suitable markets for expansion;

•	attract and retain qualified management;

•	attract funding to support additional growth;

•	maintain asset quality and cost controls; and

•	maintain adequate regulatory capital and profitability to support our lending activities.
     If we do not manage our growth effectively, we may be unable to realize the benefit from the investments in technology, infrastructure, and personnel that we have made to support our expansion. In addition, we may incur higher costs and realize less revenue growth than we expect, which would reduce our earnings and diminish our future prospects, and we may not be able to continue to implement our business strategy and successfully conduct our operations. Risks associated with failing to maintain effective financial and operational controls as we grow, such as maintaining appropriate loan underwriting procedures, determining adequate allowances for loans losses and complying with regulatory accounting requirements, include increased loan losses, reduced earnings and potential regulatory penalties and restrictions on growth.
Our growth could be hindered unless we are able to recruit additional qualified employees. We may have difficulty attracting additional necessary personnel, which may divert resources and limit our ability to successfully expand our operations.
     The west Puget Sound and Seattle Metropolitan Statistical Area are experiencing a period of significant growth, placing a premium on highly qualified employees in a number of industries, including the financial services industry. Our business plan includes, and is dependent upon, our hiring and retaining highly qualified and motivated employees at every level. In addition, we anticipate that the reporting and related obligations to which we will become subject as a public reporting company will require us to hire additional accounting and finance staff. We expect to experience substantial competition in identifying, hiring and retaining top-quality employees. If we are unable to hire and retain qualified employees in the near term, we may be unable to successfully execute our business strategy and manage our growth.
The unexpected loss of key officers would materially and adversely affect our ability to execute our business strategy, and diminish our future prospects.
     We believe that our success to date and our prospects for success in the future are substantially dependent on our senior management team, which includes our president and chief executive officer, David K. Johnson, and certain other key executives. The loss of Mr. Johnson’s services or that of other key executives could materially and adversely affect our ability to successfully implement our business plan and, as a result, our future prospects. In light of the relatively small pool of persons involved in the banking industry in western Washington, we could have difficulty replacing any of our senior management team or senior officers with equally competent persons who also are familiar with our market area.
We are subject to extensive government regulation. Non-compliance with or material changes to existing regulations could adversely affect our business, financial condition, results of operations or cash flows.
     We are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. For example, the FDIC and the Federal Reserve Board recently issued joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices, that sets forth supervisory criteria to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The Guidance applies to Westsound Bank, based on our current loan portfolio, and we expect that our business and operations will be subject to enhanced regulatory review for the foreseeable future. Our failure to comply with applicable laws and regulations, or changes to the existing regulatory structure, could adversely affect our business, financial condition, results of operations or cash flows.
The FDIC recently found that we violated the reporting requirements of the Home Mortgage Disclosure Act and other consumer banking laws, imposed penalties of $6,000 and required our board to enter into a memorandum of understanding to correct the violations and related deficiencies in our internal controls. Our failure to correct violations in our reporting procedures could result in further regulatory action.
     The FDIC recently conducted an examination relating to Westsound Bank’s compliance with various banking regulations, which examination was unrelated to safety and soundness of the Bank. The FDIC noted deficiencies in the Bank’s regulatory compliance management system relating to oversight, procedures, training and our audit program for compliance. The FDIC found failures to comply with the reporting requirements of the Home Mortgage Disclosure Act, or HMDA, and violations of other banking-related consumer laws, including the Equal Credit Opportunity Act, the Truth-in-Lending Act and the Truth-in-Savings Act. In addition, the FDIC imposed civil money penalties of $6,000 for violations that it characterized as significant and repeated, and required Westsound Bank and our board to enter into a confidential memorandum of understanding with the FDIC in May 2006 to correct the regulatory violations and deficiencies in our internal controls for regulatory compliance. We have taken the corrective measures outlined in the memorandum and believe we are in substantial compliance with the memorandum. If we fail to comply with the memorandum in the future, the FDIC has the authority to impose civil monetary penalties of up to $5,500 per day for violations of this nature, depending on our financial resources as compared to other financial institutions, the severity of the violations, whether our failure to comply was intentional, the duration and frequency of the violations, our cooperation with the agency to resolve the problem and other facts and circumstances. In addition, the Bank’s record of compliance will be an additional factor in any application filed with federal regulators, including applications for new bank branches and acquisitions.

As a result of our initial public offering, we became a public reporting company subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.
     As a result of our initial public offering, we became subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires annual management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. These reporting and other obligations will place significant demands on our management, administrative, operational, internal audit and accounting resources. We anticipate that we will need to upgrade our reporting systems and procedures, implement additional financial and management controls, enhance our internal audit function, and hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. In addition, expenses related to services rendered by our accountants, legal counsel and consultants will increase in order to ensure compliance with these laws and regulations.
Our profitability depends on interest rates generally, and we may be adversely affected by changes in market interest rates.
     Our profitability depends in substantial part on our net interest income. Our net interest income depends on many factors that are partly or completely outside of our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. In addition, an increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our nonperforming assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations. Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may adversely affect our financial condition and earnings.
     The ratio of variable to fixed rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. As of December 31, 2006, 45.4% of our $344.7 million gross loan portfolio were variable rate loans and 54.6% were fixed rate loans. Our short-term loans are typically priced at prime plus a margin, and our long-term loans are typically priced based on a U.S. Treasury index for comparable maturities, plus a margin. In addition, approximately 71.9% of our fixed-rate loans receivable were short-term and approximately 28.1% were long-term, and 45.5% of our deposits were demand, money market and savings accounts and 54.5% were CDs. The composition of our rate sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our earnings.
We face strong competition from banks and other financial services providers that offer banking services, which may limit our ability to attract and retain banking clients.
     Competition in the banking industry generally, and in our geographic market specifically, is intense. Competitors include banks, as well as other financial services providers, such as savings and loan institutions, consumer finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several larger national and regional financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs, offer a wider array of banking services and conduct extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of a broader customer base than us. Larger competitors may also be able to offer better lending and deposit rates to customers, and could increase their competition as we become a public company and our growth becomes more visible. Moreover, larger competitors may not be as vulnerable as us to downturns in the local economy and real estate market since they have a broader geographic area and their loan portfolio is diversified. We also compete against community banks that have strong local ties. These smaller institutions are likely to cater to the same small- and medium-sized businesses that we target. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios and our results of operations and financial condition may otherwise be adversely affected. Ultimately, we may be unable to compete successfully against current and future competitors.
If we need additional capital in the future to continue our growth, we may not be able to obtain it on terms that are favorable. This could negatively affect our performance and the value of our common stock.
     Our business strategy calls for continued growth. We anticipate that we will be able to support this growth through the net proceeds from our initial public offering, as well as by adding deposits at existing and new branch locations. However, we may need to raise additional capital in the future to support our continued growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise additional capital as needed.
We are exposed to risk of environmental liabilities with respect to properties to which we take title.
     Approximately 94.5% of our outstanding loan portfolio at December 31, 2006 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third-parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third-parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
We may grow through acquisitions, which strategy may not be successful or, if successful, may produce risks in successfully integrating and managing the acquisition.
     As part of our growth strategy, we intend to pursue acquisitions of financial institutions within and outside of our market. At this time we have no agreements or understandings to acquire any financial institution, and may not find suitable acquisition opportunities. Acquisitions involve numerous risks, any of which could harm our business, including:
•	difficulties in integrating the operations, technologies, existing contracts, accounting processes and personnel of the target and realizing the anticipated synergies of the combined businesses;

•	difficulties in supporting and transitioning customers of the target company;

•	diversion of financial and management resources from existing operations;

•	the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	risks of entering new markets or areas in which we have limited or no experience;

•	potential loss of key employees and customers from either our business or the target’s business;

•	assumption of unanticipated problems or latent liabilities of the target; and

•	inability to generate sufficient revenue to offset acquisition costs.
     Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing shareholders may be diluted, which could affect the market price of our common stock. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.
We may be unable to, or choose not to, pay dividends on our common stock.
     Our ability to pay dividends depends on the following factors, among others:
•	we may not have sufficient earnings since our primary source of income, the payment of dividends to us by our subsidiary, Westsound Bank, is subject to federal and state laws that limit the ability of the Bank to pay dividends;

•	Federal Reserve Board policy requires bank holding companies to pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition;

•	we are also restricted from paying dividends on our common stock if we have deferred payments of the interest on, or an event of default has occurred with respect to, our junior subordinated debentures; and

•	our board of directors may determine that, even though funds are available for dividend payments, retaining the funds for internal uses, such as expansion of our operations, is a better strategy.
     We have not paid, and currently have no plans to pay, cash dividends to our shareholders after this offering.
We face a variety of threats from technology based frauds and scams.
     Financial institutions are a prime target of criminal activities through various channels of information technology. We attempt to mitigate risk from such activities through policies, procedures, and preventative and defensive measures. In addition, we maintain insurance coverage designed to provide a level of financial protection to our business. However, risks posed by business interruption, fraud losses, business recovery expenses, and other potential losses or expenses that we may incur from a significant event are not readily predictable and, therefore, could have an impact on our results of operations.
We rely on our information technology and telecommunications systems and third-party servicers, and the failure of these systems could adversely affect our business.
     Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource our major systems including our electronics funds transfer, or EFT, credit card and transaction processing and our online Internet bill payment and banking services. We rely on these systems to process new and renewal loans, provide customer service, facilitate collections and share data across our organization. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans and provide customer service or compromise our ability to collect loan payments in a timely manner.

Risks Related to the Public Markets
There has been no prior active trading market for our common stock. We cannot assure you that an active public trading market will develop or be maintained and, even if it does, our stock price may trade below the public offering price.
     There was no public market for our common stock prior to our initial public offering. We cannot predict the extent to which investor interest in our company will lead to the development or maintenance of an active trading market on the Nasdaq or otherwise, or how liquid that market may become, especially if few stock analysts follow our stock or issue research reports concerning our business. In addition, we estimate that approximately 27% of our outstanding common stock is beneficially owned by our principal shareholders, executive officers and directors, who also hold options exercisable for an additional 148,135 shares of our common stock. The substantial amount of common stock that is owned by and issuable to our principal shareholders, executive officers and directors may adversely affect the development of an active and liquid trading market.
     Even if a market develops for our common stock, the market price of our common stock may experience significant volatility. Factors that may affect the price of our common stock include the depth and liquidity of the market for our common stock, investor perception of our financial strength, conditions in the banking industry such as credit quality and monetary policies, and general economic and market conditions. Our quarterly operating results, changes in analysts’ earnings estimates, changes in general conditions in the economy or financial markets or other developments affecting us could cause the market price of our common stock to fluctuate substantially.
One of the intended use of proceeds of our initial public offering is to implement our growth strategy, which includes expansion in the west Puget Sound and the Seattle Metropolitan Statistical Area. We may not successfully implement our growth strategy and therefore, our intended use of proceeds from the initial public offering may not result in an increase in our market value and profitability.
     One of the principal reasons for our raising the capital in the initial public offering was to be able to create a source of funds to be used for growth of our current operations and opening new branches and loan production offices. If we are not successful in implementing our growth strategy, our market value and profitability may suffer.
A significant number of shares of our common stock will become eligible for sale in the public market 180 days (and in one case 60 days) after the completion of our initial public offering on December 19, 2006, which could cause the price of our common stock to decline.
     Our officers, directors, and one of our principal shareholders (shareholders holding more than 5.0% of our common stock), have agreed with the underwriters not to sell or otherwise dispose of any of their shares for a period of 180 days after December 19, 2006, except that one of our directors is permitted to sell up to 3,000 shares for living expenses after this offering, subject to the resale restrictions of Rule 144 under the Securities Act. When these lock-up agreements expire, these shares and the shares underlying any options held by these individuals will become eligible for sale, in some cases subject only to the volume, manner of sale and notice requirements of Rule 144 of the Securities Act. Sales of a substantial number of these shares in the public market after this offering, or the perception that these sales could occur, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.
Our directors and senior management exert significant influence over us. Their interests may not coincide with yours and they may make decisions with which you may disagree.
     Our executive officers, directors, and principal shareholders beneficially own, in the aggregate, approximately 27% of our outstanding common stock and approximately 28% of our common stock on a fully-diluted basis, assuming exercise of all outstanding stock options for 954,960 shares. Another 322,765 shares are reserved for future issuance under our Stock Option Plan. As a result, these shareholders, acting together, could control substantially all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some transactions more difficult or impossible without the support of these shareholders. The interests of these shareholders may not always coincide with our interests as a company or the interest of other shareholders. Accordingly, these shareholders could cause us to enter into transactions or agreements that you would not approve or make decisions with which you may disagree.
Item 1B. Unresolved Staff Comments
     There are no unresolved SEC staff comments.
Item 2. Properties
     We own the buildings and land for four of our offices, in addition to our headquarters. These properties are not subject to any mortgages or encumbrances and consist of the following:
•	Headquarters located at 607 Pacific Avenue, Bremerton, Washington, which is 20,196 square feet. Our headquarters and administrative offices are located in the main branch.

•	Bremerton support facility located at 190 Pacific Avenue, Bremerton, Washington, which is 6,668 square feet.

•	Port Angeles branch located at 602 E. Front Street, Port Angeles, Washington, which is 2,358 square feet.

•	Poulsbo branch located at 21895 Viking Way NW, Poulsbo, Washington, which is 2,000 square feet.

•	Sequim branch located at 1320 W. Washington, Sequim, Washington, which is 924 square feet.
     We lease four of our branches and two of our LPOs:
•	Port Orchard branch located at 100 Bethel Avenue, Port Orchard, Washington, which is 1,400 square feet. The lease is for a five-year term, expiring May 2008. Our current monthly rent is $2,100.

•	Silverdale branch located at 9960 Silverdale Way NW, Silverdale, Washington, which is 6,031 square feet. The lease expires in October 2011. Our current monthly rent is $11,998, which increases to $14,307 by the end of the lease.

•	Gig Harbor branch located at 5775 Soundview Drive, Gig Harbor, Washington, which is 3,950 square feet. The lease is for a five-year term, expiring April 2010. Our current monthly rent is $4,822, which increases to $5,409 by the end of the lease.

•	Federal Way branch located at 2505 South 320th Street, Federal Way, Washington, which is 3,420 square feet. The lease is for a five-year term, expiring June 2010. Our current monthly rent is $9,024, which increases to $10,676 by the end of the lease.

•	Belfair LPO located at 23552 NE State Route 3, Belfair, Washington, which is 800 square feet. The lease is for a one-year term, expiring June 2007. Our current monthly rent is $1,200.

•	Port Townsend LPO located at 2500 West Sims Way, Port Townsend, Washington, which is for a single office of approximately 100 square feet. The lease is on a month-to-month basis with monthly rent of $500.
     Although we are currently targeting two to three branches or loan production offices per year, we believe that our existing facilities are adequate for our present purposes. We presently have no preliminary agreements or understandings with any third-party to acquire additional branch locations.

Item 3. Legal Proceedings
     There are no material pending legal proceedings to which we or Westsound Bank is a party or to which any of our properties are subject, except the memorandum of understanding with the FDIC with respect to Westsound Bank’s compliance with HMDA and certain other banking-related consumer laws, which is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Compliance.” There are no material proceedings known to us to be contemplated by any governmental authority. We are involved in a variety of litigation matters in the ordinary course of our business and anticipate that we will become involved in new litigation matters from time to time in the future.
Item 4. Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     (a) Market for Registrant’s Common Stock. Prior to our initial public offering there was no public market for our common stock. Our common stock and prior to the formation of WSB Financial Group, the common stock of Westsound Bank, has been traded, from time to time, by individuals on a negotiated basis between the parties. The following table sets forth those trades since January 1, 2005 through December 13, 2006 of which we have knowledge, and the trading history on NASDAQ from December 14, 2006 to December 31, 2006, including the quarter in which the trades occurred, the aggregate number of shares traded during such quarter and the range of sales price per share:

Quarter of Trade	Number of Shares	Price Per Share
1st ‘05	—	—
2nd ‘05	37,754	$8.67
3rd ‘05	3,993	8.79
4th ‘05	3,526	9.77
1st ‘06	112	10.74
2nd ‘06	3,600	12.14
3rd ‘06	3,225	12.06
4th ‘06
(through 12/13/06)	14,068	13.15
(12/14/06 through 12/31/06	981,700	18.56/19.20
     We have not paid, and currently have no plans to pay, cash dividends to our shareholders. The payment of dividends is within the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial position, among other factors. We expect to retain all of our earnings to finance the expansion and development of our business.
     Additionally, our junior subordinated debt agreement prohibits us from paying dividends if we have deferred payment of interest on outstanding trust preferred securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”
     We are a legal entity separate and distinct from Westsound Bank. Because we are a holding company with no significant assets other than Westsound Bank, we will be dependent upon dividends from Westsound Bank for cash with which to pay dividends when, and if, our dividend policy changes. For a discussion of the regulatory limitations on Westsound Bank’s ability to pay dividends, see “Supervision and Regulation — Federal and State Regulation of Westsound Bank — Dividends.”
     On March 15, 2007, there were 1,826 holders of record of our common stock.
     The principal market for our common stock is The NASDAQ Stock Market LLC.
     (b) Recent Sales of Unregistered Securities. The following sets forth information regarding all unregistered securities sold by the registrant in 2006:
          (1) Securities Issued Upon Exercise of Stock Options. The following shares of common stock were issued by registrant in 2006 pursuant to the exercise of stock options under the 1999 Incentive Stock Option Plan (the “Plan”): 1,842 shares to an employee in January, 12,285 shares to a director in February, 6,143 shares to a director in June, and 7,371 shares to an employee in July, 104,429 shares to a former director, 19,657 shares to an executive officer in September and 30,721 shares to a director in December 2006, for an aggregate purchase price of $1,186,256.

               Such shares of common stock were issued pursuant to a written compensatory benefit plan under circumstances that comply with the requirements of Rule 701 promulgated under the Securities Act, and are thus exempted from the registration requirements of the Securities Act by virtue of Rule 701.
          (2) Securities Issued as Directors’ Fees. In August 2006, the registrant issued an aggregate of 10,473 shares of common stock to seven directors and a former director in payment of their directors’ fees accrued through June 30, 2006, for an aggregate fair value of $123,933. The number of shares paid was based on independent valuations of our shares as of December 31, 2005 and March 31, 2006 at an average price of $11.83 per share.
               Such transactions by the registrant did not involve a public offering. The registrant relied on the exemption provided by Section 4(2) of the Securities Act of 1933.
          (c) Issuer Purchases of Equity Securities in 2006. The following table summarizes stock repurchase activity for the three months ended December 31, 2006 (in thousands, except per share amounts):

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under
	Shares Purchased	per Share	Announced Program	the Program
October, 2006	9,306	$13.15	—	$—
November, 2006	4,762	13.15	—	—
December, 2006	-0-	-0-	—	—

Total	14,068	$13.15	—	$—

     (d) Initial Public Offering. On December 12, 2006, the Company’s Registration Statement on Form S-1 covering the offering of 2,300,000 shares of the Company’s common stock, Commission file number 333-137038 was declared effective. The Company signed the underwriting agreement on December 12, 2006 and the offering closed on December 19, 2006. As of the date of the filing of this report, all offered securities have been sold and the offering has terminated. The offering was managed by D.A. Davidson & Co., the underwriter.
     On December 18, 2006, the underwriter exercised an over-allotment option to purchase an additional 345,000 shares of the Company’s common stock. The total price to the public for the shares offered and sold by the Company, including the over-allotment, was $43.6 million. The amount of expenses incurred for the Company’s account in connection with the offering includes approximately $2.5 million of underwriting discounts and commissions and offering expenses of approximately $0.9 million.
     All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company’s common stock; or (iii) affiliates of the Company.
     The net proceeds of the offering, including the exercise of the over-allotment option, to the Company (after deducting the foregoing expenses) were $40.2 million. Presently, the net proceeds are temporarily being held as available cash in our banking subsidiaries, which in turn allows them to use the proceeds in their normal day to day funding needs. There has been no material change in the planned use of proceeds from this initial public offering as described in the Company’s final prospectus filed with the SEC.
Item 6. Selected Financial Data
     You should read the summary consolidated financial data set forth below in conjunction with our historical consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report. The summary consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the summary consolidated balance sheet data as of December 31, 2006 and 2005 have been derived from our audited consolidated financial statements included elsewhere in this report. The summary consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the summary consolidated balance sheet data as of December 31, 2003 and 2002 have been derived from our audited financial statements that are not included in this report.
     During the year ended December 31, 2005, shareholders of Westsound Bank exchanged their common stock in Westsound Bank for common stock in the newly formed holding company, WSB Financial Group, Inc. The transaction was accounted for based on historical carrying amounts. The consolidated financial statements include the accounts of WSB Financial Group, Inc. and its wholly owned subsidiary, Westsound Bank. Year-end data for 2002, 2003 and 2004 reflect financial data for Westsound Bank.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except share and per share data)
Consolidated Balance Sheet Data:
Cash due from banks	$9,048	$8,158	$2,534	$2,852	$1,284
Federal funds sold	17,150	18,400	8,650	6,500	4,400
Investment securities	8,244	8,235	4,558	6,273	5,318
Loans, net(1)	340,208	207,172	117,623	58,222	39,769
Total assets	386,754	249,998	137,416	76,012	52,765
Deposits	315,022	224,167	123,593	68,003	48,017
Junior subordinated debt	8,248	8,248	0	0	0
Stockholders’ equity	61,657	16,006	12,912	7,901	4,619
Consolidated Income Data:
Interest income	$28,342	$15,693	$7,943	$4,396	$3,113
Interest expense	11,785	5,182	1,705	1,110	1,035

Net interest income	16,557	10,511	6,238	3,286	2,078
Provision for loan losses	1,523	1,351	654	231	138

Net interest income after provision for loan losses	15,034	9,160	5,584	3,055	1,940
Non-interest income	4,672	5,241	2,806	293	202
Non-interest expense	13,854	10,692	6,370	2,384	1,710

Income before income taxes	5,852	3,709	2,020	964	432
Provision for income taxes	1,967	1,297	680	333	146

Net income	$3,885	$2,412	$1,340	$631	$286

Share Data:
Earnings per share
Basic	$1.35	$0.91	$0.59	$0.36	$0.19
Diluted	1.18	0.82	0.55	0.35	0.19
Book value per share	11.12	5.88	4.98	3.91	3.07
Shares outstanding at period end	5,545,673	2,722,048	2,594,485	2,019,171	1,505,318
Weighted average shares outstanding
Basic	2,870,022	2,642,628	2,270,211	1,734,434	1,489,006
Diluted	3,285,622	2,925,092	2,429,577	1,801,667	1,526,723

	Years Ended December 31,
	2006	2005	2004	2003	2002
Selected Performance Ratios:
Return on average assets	1.28%	1.28%	1.37%	1.04%	0.68%
Return on average stockholders’ equity	19.6%	16.6%	13.6%	9.9%	6.5%
Net interest margin	5.65%	5.90%	6.77%	5.71%	5.18%
Efficiency ratio	65.3%	67.9%	70.4%	66.6%	75.0%
Selected Liquidity and Asset Ratios:
Net loan to deposit ratio	108.0%	92.4%	95.2%	85.6%	82.8%
Average stockholders’ equity to average assets	6.5%	7.8%	10.1%	10.4%	10.4%
Risk-based capital ratios:
Leverage capital	19.8%	9.3%	10.6%	11.8%	8.9%
Tier 1 risk-based capital	20.2%	10.2%	11.2%	13.1%	11.3%
Total risk-based capital	21.4%	12.8%	12.2%	14.0%	12.2%
Selected Asset Quality Ratios:
Non-performing loans to total loans	0.06%	0.06%	0.09%	0.00%	0.27%
Non-performing assets to total assets	0.06%	0.05%	0.09%	0.04%	0.27%
Allowance for loan losses to total loans	1.15%	1.20%	1.00%	0.98%	0.87%
Allowance for loan losses to non-performing loans	1,813.7%	1968.8%	1189.0%	N/A	319.1%
Net charge-offs (recoveries) to average loans	0.01%	0.00%	0.03%	(0.01)%	0.20%

(1)	Includes loans held for sale.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is included in the Annual Report to Shareholders for the fiscal year ended December 31, 2006 and is hereby incorporated by reference. This portion of the Annual Report to Shareholders is included in Exhibit 13 to this report, and set forth in Exhibit 13.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations – Quantitative and Qualitative Disclosures About Market Risk.”
Item 8. Financial Statements and Supplementary Data
     The report of Moss Adams LLP, Independent Registered Public Accounting Firm, and the consolidated financial statements are included in the Annual Report to Shareholders for the fiscal year ended December 31, 2006 and are hereby incorporated by reference. Quarterly results of operations are reported in Note 19 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2006 and are hereby incorporated by reference. This portion of the Annual Report to Shareholders is included in Exhibit 13 to this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based upon that evaluation, they concluded as of December 31, 2006, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of December 31, 2006 that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
     This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting
     During the three months ended December 31, 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     We hereby incorporate by reference the information set forth under Shareholder Proposals, Code of Ethics, “Proposal 1: Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on May 16, 2007.
     Information regarding our executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrant.”
Item 11. Executive Compensation
     We hereby incorporate by reference the information set forth under “Executive Compensation” and “Compensation of Directors,” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on May 16, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table gives information about the shares of Common Stock that may be issued upon the exercise of options, warrants and rights under the 1999 Incentive Stock Option Plan, or the Stock Option Plan, the only equity compensation plan of the Company in effect as of the end of the Company’s last fiscal year.

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in the
Plan Category	warrants and rights	warrants and rights	first column)
Equity compensation plans approved by security holders	940,172	$7.42	346,765
Equity compensation plans not approved by security holders	—	—	—

Total	940,172	$7.42	346,765

     We hereby incorporate by reference the information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on May 16, 2007.
Item 13. Certain Relationships and Related Transactions
     The information required by this Item is incorporated by reference from the information in the section entitled “Certain Transactions” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services
     We hereby incorporate by reference the information set forth under “Proposal 2: Ratification of Selection of Independent Registered Public Accountants – Fees for Professional Services” in the definitive form of the Company’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders to be held on May 16, 2007.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
     The following consolidated financial statements of WSB Financial Group, Inc. and Subsidiaries, together with the report of Moss Adams LLP, Independent Registered Public Accounting Firm, dated March 27, 2007, appearing in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2006.

Annual Report
Reference
Report of Moss Adams LLP, Independent Registered Public Accountant	*

Consolidated Statement of Financial Condition – December 31, 2006 and December 31, 2005	*

Consolidated Statement of Income – Fiscal years 2006, 2005, and 2004	*

Consolidated Statement of Changes in Stockholders’ Equity – Fiscal years 2006, 2005, and 2004	*

Consolidated Statement of Cash Flows – Fiscal years 2006, 2005, and 2004	*

Notes to Consolidated Fiscal Statements – December 31, 2006	*

*	Incorporated by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 2006. This portion of the Annual Report to Shareholders is included as Exhibit 13 to this Report.
     Refer also to Part II, Item 8 – Financial Statements and Supplementary Data for additional information.
(a)(2) Financial Statement Schedules.
     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(a)(3) Exhibits.
     See Exhibit Index on pages 45 – 46.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSB FINANCIAL GROUP, INC. (Registrant)
By:	/s/ David K. Johnson
David K. Johnson
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 28, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID K. JOHNSON David K. Johnson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2007 Date

/s/ MARK D. FREEMAN Mark D. Freeman	Executive Vice President of Finance and Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2007 Date

/s/ LOUIS J. WEIR Louis J. Weir	Director, Chairman of the Board	March 28, 2007 Date

/s/ LARRY C. WESTFALL Larry C. Westfall	Vice Chairman of the Board	March 28, 2007 Date

/s/ RICHARD N. CHRISTOPHERSON Richard N. Christopherson	Director	March 28, 2007 Date

/s/ DONALD F. COX, JR. Donald F. Cox, Jr.	Director	March 28, 2007 Date

/s/ JAMES H. LAMB James H. Lamb	Director	March 28, 2007 Date

/s/ BRIAN B. McLELLAN Brian B. McLellan	Director	March 28, 2007 Date

/s/ DEAN REYNOLDS Dean Reynolds	Director	March 28, 2007 Date

/s/ DONALD H. TUCKER Donald H. Tucker	Director	March 28, 2007 Date

Exhibit
Number	Exhibit Index

3.1+	Articles of Incorporation of WSB Financial Group, Inc.

3.2+	Articles of Amendment

3.3+	Bylaws of WSB Financial Group, Inc.

3.4+	Amendment to Bylaws

10.1*+	1999 Stock Option Plan

10.2*+	Forms of 1999 Incentive Stock Option Plan Agreements

(a)+	Directors

(b)+	Employees

10.3+	Lease for Port Orchard branch, dated May 28, 2001

10.4+	Lease for Silverdale branch, dated October 1, 2001 and October 1, 2003

10.5+	Lease for Gig Harbor branch, dated March 2, 2004

10.6+	Lease for Federal Way branch, dated March 30, 2005

10.7+	Lease for Belfair LPO, dated December 13, 2005

10.8+	Lease for Port Townsend LPO, dated August 18, 2006

10.9†+	Agreement between Westsound Bank and Fiserv Solutions Inc. dated August 11, 2006

10.10*+	Westsound Bank 401(k) Profit Sharing Plan
Placement Agreement among the registrant, WSB Financial Group Trust I and Cohen

10.11+	Bros. & Company dated July 25, 2005

10.12+	Indenture by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.13+	Guarantee Agreement by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.14*+	Employment Agreement with David K. Johnson

10.15*+	Employment Agreement with Mark D. Freeman

10.16*+	Form of Employment Agreement with other executive officers

10.17+	Form of Indemnification Agreement with directors

10.18+	Audit Committee Charter

Exhibit
Number	Exhibit Index

10.19+	Compensation Committee Charter

10.20+	Corporate Governance/Nominating Committee Charter

11	Schedule setting forth computation of earnings per share for the five fiscal years ended December 31, 2006.

13	Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2006, are incorporated by reference herein.

14	Code of Ethics and Professional Conduct

21	Subsidiaries of the registrant

23	Consent of Independent Registered Public Accounting Firm, Moss Adams LLP

24	A power of attorney is set forth on the signature page of this registration statement

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of David K. Johnson) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Mark D. Freeman) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Previously filed with the Company’s Amendment No. 5 to the S-1 registration statement filed with the Securities and Exchange Commission on December 8, 2006, file no. 333-137058.