Form 10-K/A
period 2006-12-31
WSB Financial Group, Inc.
filed 2007-03-29
CIK 1372791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE
     This amendment is being filed because the following Statement of Income was inadvertently admitted from Note 15 — Condensed Financial Statements of Parent Company, in Exhibit 13 of the original filing.
Note 15 — Condensed Financial Statements of Parent Company (continued)
Statement of Income

		For the Period
	Year Ended	from inception
	December 31,	(July 25, 2005) to
	2006	December 31, 2005
Income
Interest income	$17,003	$5,368

Total income	17,003	5,368

Operating expenses
Interest expense	565,486	178,529
Other expense	10,058	11,256

Total operating expenses	575,544	189,785

Net Loss before income tax benefit	(558,541)	(184,417)

Income tax benefit	189,900	62,000

Loss before equity in undistributed net income of Westsound Bank	(368,641)	(122,417)

Equity in undistributed net income of Westsound Bank	4,253,324	810,100

Net income	$3,884,683	$687,683

Exhibit
Number	Exhibit Index

3.1+	Articles of Incorporation of WSB Financial Group, Inc.

3.2+	Articles of Amendment

3.3+	Bylaws of WSB Financial Group, Inc.

3.4+	Amendment to Bylaws

10.1*+	1999 Stock Option Plan

10.2*+	Forms of 1999 Incentive Stock Option Plan Agreements

(a)+	Directors

(b)+	Employees

10.3+	Lease for Port Orchard branch, dated May 28, 2001

10.4+	Lease for Silverdale branch, dated October 1, 2001 and October 1, 2003

10.5+	Lease for Gig Harbor branch, dated March 2, 2004

10.6+	Lease for Federal Way branch, dated March 30, 2005

10.7+	Lease for Belfair LPO, dated December 13, 2005

10.8+	Lease for Port Townsend LPO, dated August 18, 2006

10.9†+	Agreement between Westsound Bank and Fiserv Solutions Inc. dated August 11, 2006

10.10*+	Westsound Bank 401(k) Profit Sharing Plan
Placement Agreement among the registrant, WSB Financial Group Trust I and Cohen

10.11+	Bros. & Company dated July 25, 2005

10.12+	Indenture by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.13+	Guarantee Agreement by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.14*+	Employment Agreement with David K. Johnson

10.15*+	Employment Agreement with Mark D. Freeman

10.16*+	Form of Employment Agreement with other executive officers

10.17+	Form of Indemnification Agreement with directors

10.18+	Audit Committee Charter

Exhibit
Number	Exhibit Index

10.19+	Compensation Committee Charter

10.20+	Corporate Governance/Nominating Committee Charter

11++	Schedule setting forth computation of earnings per share for the five fiscal years ended December 31, 2006.

13++	Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2006, are incorporated by reference herein.

14++	Code of Ethics and Professional Conduct

21++	Subsidiaries of the registrant

23	Consent of Independent Registered Public Accounting Firm, Moss Adams LLP

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of David K. Johnson) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Mark D. Freeman) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Previously filed with the Company’s Amendment No. 5 to the S-1 registration statement filed with the Securities and Exchange Commission on December 8, 2006, file no. 333-137058.

++	Previously filed with the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2007, file no. 001-33188.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSB FINANCIAL GROUP, INC. (Registrant)
By:	/s/ David K. Johnson
David K. Johnson
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 29, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DAVID K. JOHNSON David K. Johnson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2007 Date

/s/ MARK D. FREEMAN Mark D. Freeman	Executive Vice President of Finance and Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2007 Date

/s/ LOUIS J. WEIR Louis J. Weir	Director, Chairman of the Board	March 29, 2007 Date

/s/ LARRY C. WESTFALL Larry C. Westfall	Vice Chairman of the Board	March 29, 2007 Date

/s/ RICHARD N. CHRISTOPHERSON Richard N. Christopherson	Director	March 29, 2007 Date

/s/ DONALD F. COX, JR. Donald F. Cox, Jr.	Director	March 29, 2007 Date

/s/ JAMES H. LAMB James H. Lamb	Director	March 29, 2007 Date

/s/ BRIAN B. McLELLAN Brian B. McLellan	Director	March 29, 2007 Date

/s/ DEAN REYNOLDS Dean Reynolds	Director	March 29, 2007 Date

/s/ DONALD H. TUCKER Donald H. Tucker	Director	March 29, 2007 Date