Form 10-Q
period 2007-03-31
WSB Financial Group, Inc.
filed 2007-05-09
CIK 1372791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(D) Of The Securities Exchange Act Of 1934

☐	For the transition period from to
Commission file number: 000-33188
WSB Financial Group, Inc.
(Exact name of registrant as specified in its charter)

Washington	20-3153598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

607 Pacific Avenue
Bremerton, Washington	98337
(Address of principal executive offices)	(Zip Code)
(360) 405-1200
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding on each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding as of April 30, 2007

Common Stock, $1.00 par value	5,563,178

WSB FINANCIAL GROUP, INC.
FORM 10-Q
MARCH 31, 2007
 i

PART I: FINANCIAL STATEMENTS
ITEM 1: FINANCIAL STATEMENTS
WSB FINANCIAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	March 31,	December 31,
	2007	2006
	Unaudited
ASSETS
Cash and cash equivalents
Cash and due from banks	$11,746,976	$9,048,104
Federal funds sold	24,200,000	17,150,000

Total cash and cash equivalents	35,946,976	26,198,104

Investment Securities available for sale, at fair value	7,928,211	8,243,643
Federal Home Loan Bank stock, at cost	234,200	234,200
Loans held for sale	5,797,083	11,007,194
Loans	375,693,444	333,172,808

Less allowance for loan losses	(4,406,916)	(3,971,789)

Total loans, net	371,286,528	329,201,019

Premises and equipment, net	8,802,465	7,845,740
Accrued interest receivable	2,037,498	1,980,117
Other assets	3,598,659	2,044,137

Total assets	$435,631,620	$386,754,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$27,513,960	$26,864,122
Interest-bearing	334,172,998	288,157,881

Total deposits	361,686,958	315,022,003

Accrued interest payable	1,452,307	1,108,688
Other liabilities	1,445,672	718,335
Junior subordinated debentures	8,248,000	8,248,000

Total liabilities	372,832,937	325,097,026

Stockholders’ equity
Common stock, $1 par value; 15,357,250 shares authorized; 5,556,421 and 5,545,673 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	5,556,421	5,545,673
Additional paid-in capital	48,140,209	48,089,861
Retained earnings	9,136,070	8,053,915
Accumulated other comprehensive loss	(34,017)	(32,321)

Total stockholders’ equity	62,798,683	61,657,128

Total liabilities and stockholders’ equity	$435,631,620	$386,754,154

See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$8,343,410	$5,451,978
Interest on investments Taxable	73,055	64,826
Tax-exempt	18,885	18,967
Interest on federal funds sold	155,497	122,287
Other interest income	50,149	32,044

Total interest income	8,640,996	5,690,102
INTEREST EXPENSE
Deposits	3,661,370	2,109,906
Other borrowings	1,092	420
Junior subordinated debentures	146,196	128,282

Total interest expense	3,808,658	2,238,608
NET INTEREST INCOME	4,832,338	3,451,494
PROVISION FOR LOAN LOSSES	491,400	305,000

Net interest income after provision for loan losses	4,340,938	3,146,494

NONINTEREST INCOME
Service charges on deposit accounts	84,027	52,905
Other customer fees	245,875	161,635
Net gain on sale of loans	979,168	997,852
Other income	36,403	8,543

Total noninterest income	1,345,473	1,220,935

NONINTEREST EXPENSE
Salaries and employee benefits	2,666,624	1,926,735
Premises lease	90,286	81,021
Depreciation and amortization expense	193,087	130,287
Occupancy and equipment	168,180	122,064
Data and item processing	151,364	117,959
Advertising expense	53,849	50,675
Printing, stationery and supplies	59,629	51,784
Telephone expense	29,004	24,989
Postage and courier	39,020	30,274
Legal fees	38,469	6,834
Director fees	57,400	78,300
Business and occupation taxes	72,622	60,562
Other expenses	439,722	266,480

Total noninterest expense	4,059,256	2,947,964

INCOME BEFORE PROVISION FOR INCOME TAXES	1,627,155	1,419,465
PROVISION FOR INCOME TAXES	545,000	519,400

NET INCOME	$1,082,155	$900,065

EARNINGS PER SHARE
Basic	$0.20	$0.33
Diluted	$0.18	$0.29
See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Retained	Compre-
	Shares	Amount	Capital	Earnings	hensive Loss	Total
Balance, December 31, 2005	2,722,048	$2,722,048	$9,052,658	$4,295,429	$(64,377)	$16,005,758

Net income				900,065		900,065

Other comprehensive income, net of tax					(4,509)	($4,509)

Total comprehensive income						895,556

Stock issued for director fees	12,286	12,286	34,964			47,250
Stock options exercised	1,843	1,843	8,757			10,600

Balance, March 31, 2006 (unaudited)	2,736,177	$2,736,177	$9,096,379	$5,195,494	$(68,886)	$16,959,164

Balance, December 31, 2006	5,545,673	$5,545,673	$48,089,861	$8,053,915	$(32,321)	$61,657,128

Net income				1,082,155		1,082,155

Other comprehensive income, net of tax					(1,696)	(1,696)

Total comprehensive income						1,080,459

Stock based compensation expense			4,608			4,608
Stock options exercised	10,748	10,748	45,740			56,488

Balance, March 31, 2007 (unaudited)	5,556,421	$5,556,421	$48,140,209	$9,136,070	$(34,017)	$62,798,683

See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,082,155	$900,065
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	491,400	305,000
Depreciation and amortization	193,087	130,287
Amortization of premiums	1,742	1,681
Director fees paid by stock in lieu of cash	—	47,250
Stock based compensation	4,608	—
Net gain on sale of loans	(979,168)	(997,852)
Net change in
Accrued interest receivable	(57,381)	(102,392)
Other assets	(1,553,648)	346,097
Loans held for sale	6,189,279	4,729,515
Accrued interest payable	343,619	126,292
Other liabilities	727,337	(508,559)

Net cash from operating activities	6,443,030	4,977,384

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(42,576,909)	(36,093,092)
Purchases of investments available-for-sale	(1,991,600)	—
Proceeds from calls and maturities of investments available-for-sale	2,300,000	—
Principal repayments of mortgage-backed securities	2,720	4,676
Purchases of premises and equipment	(1,149,812)	(296,848)

Net cash from investing activities	(43,415,601)	(36,385,264)

CASH FLOW FROM FINANCING ACTIVITIES
Net change in non-interest-bearing deposits	649,838	4,627,205
Net change in interest-bearing deposits	46,015,117	23,510,633
Proceeds from exercise of stock options	56,488	10,600

Net cash from financing activities	46,721,443	28,148,438

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,748,872	(3,259,442)
CASH AND CASH EQUIVALENTS, beginning of period	26,198,104	26,557,828

CASH AND CASH EQUIVALENTS, end of period	$35,946,976	$23,298,386

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,465,039	$2,112,316

Income taxes paid	$—	$—

See accompanying notes to unaudited consolidated financial statement

WSB FINANCIAL GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
     Nature of operations and basis of consolidation — On March 12, 1999, Westsound Bank (the Bank) was granted a state charter as a commercial bank whose principal activity is to engage in general commercial banking business in the Bremerton area of Kitsap County, Washington. The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Bremerton, Washington. As a Washington State chartered financial institution, the Bank is subject to regulations by the Washington State Banking Department of Financial Institutions and the Federal Deposit Insurance Corporation. Westsound Bank has branches and/or loan production offices in Bremerton, Silverdale, Port Angeles, Port Orchard, Sequim, Gig Harbor, Poulsbo, Belfair, Federal Way, and Port Townsend, Washington.
     The Bank is located in an area that has a significant U.S. Department of Defense presence. Closure or downsizing of one of the two large bases could affect operating results adversely. No such indication of closure or downsizing has been made in Department of Defense plans as indicated in budgets.
     In July, 2005, WSB Financial Group, Inc. (the Company), a bank holding company, was issued a certificate of incorporation as a Washington Profit Corporation. During 2005, the Federal Reserve Bank of San Francisco granted authority to WSB Financial Group, Inc. to become a bank holding company through a reorganization of the ownership interests of Westsound Bank.
     WSB Financial Group Trust I (Trust), a subsidiary of WSB Financial Group, Inc., was formed in July 2005 for the exclusive purpose of issuing Trust Preferred Securities and common securities and using the $8 million in proceeds from the issuance to acquire junior subordinated debentures issued by WSB Financial Group, Inc. In accordance with Interpretation No. 46, Consolidation of Variable Interest Entities, the Trust is not consolidated in the Company’s financial statements.
     The consolidated financial statements include the accounts of WSB Financial Group, Inc. and its wholly owned subsidiaries, excluding the Trust, after eliminating all intercompany transactions. All share and per share information has been retroactivity adjusted to reflect split effective August 15, 2006. (See Note 5)
     Unaudited Interim Financial Information — The accompanying interim consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2007, and its results of operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the interim period are not necessarily indicative of the results for the full year. Certain information and footnote disclosures included in the Company’s financial statements for the year ended December 31, 2006 have been condensed or omitted from this report. Accordingly, the statements should be read with the financial statements and notes thereto included in the Company’s December 31, 2006 financial statements.
     Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses.
     Loans held for sale — Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income.
     Mortgage loans held for sale are generally sold with the mortgage servicing rights released by the Bank. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

WSB FINANCIAL GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS – (Continued)
     Loans and allowances for loan losses — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.
     The Bank considers loans impaired when it is probable the Bank will be unable to collect all amounts as scheduled under the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. Changes in these values will be reflected in income and as adjustments to the allowance for possible credit losses.
     The accrual of interest on impaired loans is discontinued at the time the loan is 90 days past due or when, in management’s opinion, the borrower may be unable to meet payments as they become due. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received, or payment is considered certain. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
     The allowance is based on a continuing review of loans which includes consideration of actual loss experience, changes in the size and character of the portfolio, identification of individual problem situations which may affect the borrower’s ability to repay, and evaluations of the prevailing and anticipated economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available.
     The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revision of the estimate in future years. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additional losses based on their judgment using information available to them at the time of their examination.
     The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

WSB FINANCIAL GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS – (Continued)
     Stock option plans — Effective January 1, 2006, the Bank adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
     Prior to the Bank’s adoption of SFAS 123(R) on January 1, 2006, employee stock options were accounted for under the intrinsic value method as allowed under Accounting Principles Board Opinion (APB) No. 25. Stock options are granted at exercise prices determined to be not less than the fair market value of common stock on the date of grant. Under APB No. 25, no compensation expense was recognized pursuant to the Bank’s stock option plans for stock options that are granted at exercise prices not less than the fair market value of common stock on the date of grant.
     Earnings per common share — Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.
Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
	2007	2006
Numerator
Net income	$1,082,155	$900,065
Denominator
Weighted-average number of common shares outstanding	5,548,283	2,727,645
Incremental shares assumed for stock options	560,950	361,461

Weighted-average number of diluted shares outstanding	6,109,233	3,089,106

Basic earnings per common share	$0.20	$0.33
Diluted earnings per common share	$0.18	$0.29
     There were no anti-dilutive options at March 31, 2007 or March 31, 2006.
     Recent accounting pronouncements — In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). This pronouncement requires a certain methodology for measuring and reporting uncertain tax positions, as well as disclosures. Adoption may result in a cumulative adjustment to income tax liabilities and retained earnings, if applicable. This statement was effective as of January 1, 2007, did not have a material effect on the Company for the three months ended March 31, 2007 and is not expected to have a material effect on the Company in future periods.

WSB FINANCIAL GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS – (Continued)
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 and SFAS No. 140. This statement addresses the accounting for certain hybrid financial instruments (a financial instrument with an embedded derivative) and also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 allows combined valuation and accounting. This statement was effective as of January 1, 2007. SFAS No. 155 did not have a material effect on the Company for the three months ended March 31, 2007 and is not expected to have a material effect on the Company in future periods.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140” (SFAS No. 156). This pronouncement requires the recognition of a servicing asset or liability under specified circumstances, and if practicable, all separately recognized servicing assets and liabilities to be initially measured at fair value. Additionally, the pronouncement allows an entity to choose one of two methods when subsequently measuring its servicing assets and liabilities: the amortization method or the fair value method. The amortization method provided under SFAS No. 140, employs lower of cost or market (locom) valuation. The new fair value method allows mark ups, in addition to the mark downs under locom. SFAS No. 156 permits a one-time reclassification of available-for-sale securities to the trading classification. This statement was effective as of January 1, 2007. SFAS No. 156 did not have a material effect on the Company for the three months ended March 31, 2007 and is not expected to have a material effect on the Company in future periods.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 is not expected to have a material impact on the Company.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Post-retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit post-retirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 is not expected to have a material impact on the Company.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 is not expected to have a material impact on the Company
     Reclassifications – Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2 — Loans and Allowance for Loan Losses
Loans are summarized as follows:

	March 31,	December 31,
	2007	2006
Real estate loans	$346,627,649	$314,869,567
Commercial and industrial loans	26,752,751	$15,628,593
Individual loans for household and other personal expenditures	2,332,313	2,186,922
Other loans	1,072,620	1,046,687
Deferred fees	(1,091,889)	(558,961)

	$375,693,444	$333,172,808

	Three Months Ended
	March 31,
	2007	2006
Allowance for loan losses
Balances, beginning of period	$3,971,789	$2,520,323
Provision for losses	491,400	305,000
Recoveries	54	18
Loans charged off	(49,927)	—
Reclassification of allowance for unfunded credit commitments to other liabilities	(6,400)	(683)

Balances, end of period	$4,406,916	$2,824,658

The Bank had $612,278 in impaired loans as of March 31, 2007 and no material impaired loans as of December 31, 2006.
Note 3 — Deposits
Deposit account balances are summarized as follows:

	March 31,	December 31,
	2007	2006
Non-interest-bearing	$27,513,960	$26,864,122
Interest-bearing demand	11,220,891	8,810,738
Money market accounts	109,224,767	104,221,222
Savings deposits	5,938,221	3,454,168
Certificates of deposit exceeding $100,000	99,328,389	79,317,401
Certificates of deposit less than $100,000	108,460,730	92,354,352

	$361,686,958	$315,022,003

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 – Incentive stock option plan
     The Company’s stockholders approved an Incentive Stock Option Plan on May 19, 1999. The purpose of the plan is to increase ownership interest in the Company by employees and directors of the Company, and to provide an incentive to serve as an employee and/or director of the Company. The stockholders originally approved 184,287 shares of common stock to the Plan. In 2002, the stockholders approved an additional allocation of 184,287 shares. The stockholders approved additional allocations of 614,290 shares in 2005 and 614,290 shares in 2004. The maximum term of a stock option granted under the plan is ten years. Incentive stock options generally vest over a five year period while non-qualified stock options generally vest immediately.
The following table summarizes the stock option activity for the three months ended March 31, 2007. Amounts have been adjusted to reflect a 6.1429-for 1 common stock split in August 2006:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Options	Per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2006	940,172	$7.61
Authorized	—	—
Granted	24,000	19.00
Exercised	(10,748)	7.90
Forfeited	—	—

Outstanding as of March 31, 2007	953,424	$7.92	7.49	$9,631,060

Exercisable as of March 31, 2007	775,851	$7.44	7.33	$8,194,755

     The weighted average remaining terms for outstanding and exercisable stock options at March 31, 2007 were approximately 8 years each. The aggregate intrinsic value at March 31, 2007 was approximately $9.6 million for stock options outstanding and $8.2 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.
     The intrinsic value of stock options exercised during the three months ended March 31, 2007 was $143,101.
     The Company granted options for 24,000 shares during the quarter ended March 31, 2007. There was $143,000 in unrecognized compensation cost related to the nonvested shares granted as of March 31, 2007 that is expected to be recognized using a graded vesting over a five year period which accelerates the expense to a weighted average period of 5 years. Compensation expense related to these options was $5,000 for the quarter ending March 31, 2007.
Note 5 — Stock Split
     Effective August 15, 2006 the Company’s Board of Directors approved a 6.1429-for-1 common stock split for shareholders of record on August 15, 2006. All share and per share information has been retroactively adjusted to reflect this stock split. The Board of Directors also approved an amendment to the Articles of Incorporation increasing the authorized shares from 2,500,000 to 15,357,250.

Note 6 — Commitments
     In August 2006, the Company entered into employment agreements with its executive officers. The agreements provide for a base salary set by the Board of Directors and for potential annual bonuses at the discretion of the Compensation Committee. Upon a change in control the agreements provide for change in control payments ranging from the executive’s base salary to two times base salary. The agreements are for an indefinite term, until terminated by the executive or the Company.
Note 7 — Income Taxes
     On January 1, 2007 the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The results of the implementation did not have a material effect on the Company for the three months ended March 31, 2007.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Notice About Forward-Looking Statements
     You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this report contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of our initial public offering, pending regulatory proceedings, adequacy of allowances for loan losses and controls, and the expected impact of recently issued accounting pronouncements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.
Overview
     We are a bank holding company headquartered in Bremerton, Washington. We emphasize a service-oriented culture with a sales-based delivery model focused primarily on real estate lending products and supplemented by commercial banking products and services. We deliver these products through nine full service branches and one loan production office that are located primarily in the west Puget Sound area.
     We currently have, on a consolidated basis, $435.6 million in total assets, net loans of $377.1 million, total deposits of $361.7 million, and stockholders’ equity of $62.8 million. Since our founding we have experienced consistent growth and rapid expansion. In addition, we have maintained profitability as reflected by our 1.10% annualized return on assets for the first three months of 2007. This growth is a result of our ability to attract and retain high-quality employees and add branches and loan production offices in attractive markets.
     We generate most of our revenue from interest on loans and investments, loan fees, service charges, and mortgage banking income. As of March 31, 2007, 72.4% of our revenue was interest on loans, 11.1% loan fees, 9.8% mortgage banking income, 3.7% service charges and 3.0% interest on investments. We offer a variety of loans to our customers, including commercial and residential real estate loans, construction and land development loans, commercial and industrial loans, and to a lesser extent, consumer loans. As of March 31, 2007, approximately 92.1% of our loans related to the construction or development, purchase, improvement or refinancing of commercial and residential real estate, approximately 7.0% were C&I loans and 0.9% were consumer loans. Approximately 87.7% of our revenue is derived from real estate, of which approximately 29.7% is derived from residential real estate. Including our originations of residential real estate loans which are sold in the secondary market, approximately 87.6% of our actual lending activities are related to real estate. Of this amount, 33.9% is residential real estate, 48.1% is construction and land development, and 5.6% is commercial real estate.
     After several years of rapid growth in housing starts, sales of existing homes and prices, the housing market has shown signs of slowing down. Nationally, sales of existing homes and the median price for an existing home have declined over the past twelve months and construction of new homes and apartments has dropped. Signs of slowing are emerging in the Washington housing market too, according to the Washington state profile for Fourth Quarter 2006 recently released by the FDIC, with declines in building permits and sales activity compared to the second quarter of 2005. On the other hand, average home prices in the state were 13.7% higher in the fourth quarter than a year ago, less than the 18.8% a year ago but still a significant pace of growth, and conditions in commercial real estate markets remain strong across Washington state, according to the FDIC. We have not experienced a slowdown in our overall real estate lending activities and housing prices continue to rise in our west Puget Sound market. According to the FDIC report, Washington’s economy remains strong, with a 2.6% rate of year-over-year employment growth in the fourth quarter of 2006 compared to 2.9% a year earlier. The FDIC has also cautioned though, that recent declines in housing permit and sales activity in Washington point to slower residential construction activity in the months ahead with possible adverse implications for overall job growth and the demand for construction financing.

     An adverse change in the economy affecting values of real estate generally, or in west Puget Sound, could, because of our high concentration of loans secured by real estate, materially and adversely affect our profitability, growth and financial condition. Further, because approximately 61.9% of our loans are interest-only (primarily real estate construction and development) and 42.1% are variable rate, significant increases in interest rates could also result in increased loan delinquencies, defaults and foreclosures.
     Deposits are our primary source of funding. Our largest expenses are interest on these deposits and salaries and employee benefits. We measure our performance by calculating our net interest margin, return on average assets, and return on average equity. Net interest margin is calculated by dividing net interest income, which is the difference between interest income on interest-earning assets (such as loans and securities) and interest expense on interest-bearing liabilities (such as customer deposits and other borrowings which are used to fund those assets), by total average earning assets. Net interest income is our largest source of revenue. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income.
     Market interest rates continued to increase in the first two quarters of 2006 as a result of the Federal Reserve Board’s monetary policies. Our net interest margin remained relatively constant at an average of 5.65% through 2006, however, because we are in an “asset neutral” position, based on our current net interest income simulation. In addition, a substantial percentage of our loan portfolio (42.1% of our total loans as of March 31, 2007) has been comprised of variable rate loans that reprice as interest rates rise. The Federal Reserve stopped raising rates in July, 2006. If interest rates decline, our margins could also decrease until we can adjust the mix of our assets and liabilities to compensate for the changed interest rate environment. Our net interest margin decreased to 5.06% in the first quarter of 2007, primarily as a result of higher rates paid on deposits.

	Key Financial Matters
			Year Ended
	Three Months Ended March 31,		December 31,
	2007	2006	2006
	(Dollars in thousands, except per share data)
Net income	$1,082	$900	$3,885
Basic earnings per share	0.20	0.33	1.35
Diluted earnings per share	0.18	0.29	1.18
Total assets	435,632	278,707	386,754
Net loans(1)	377,084	239,227	340,208
Total deposits	361,687	252,305	315,022
Net interest margin	5.06%	5.62%	5.65%
Efficiency ratio	65.7%	63.1%	65.3%
Return on average assets	1.10%	1.40%	1.28%
Return on average equity	7.0%	22.1%	19.6%

(1)	Includes loans held for sale.
     We have focused on correcting the regulatory compliance procedures that were addressed in the memorandum of understanding with the FDIC in 2006. As described in more detail below, we made a number of managerial and operational changes in order to strengthen our documentation practices, compliance and training programs to help ensure that similar violations do not occur in the future. We do not expect the memorandum of understanding to adversely affect our operations or our ability to execute our growth strategy.

     In the first quarter of 2007, immediately following our initial public offering which closed on December 19, 2006, as expected our non-interest expenses increased as a result of the financial, accounting, legal and other additional expenses associated with operating as a public company, adversely affecting our efficiency ratio. We estimate these additional expenses at $300,000 in 2007.
     We expect, however, to use a portion of the proceeds of our initial public offering to improve our profitability as we leverage the available capacity of our newer branches, loan production offices and employees. We believe our investments in our branch and office network and centralized technology infrastructure are sufficient to support a larger organization, and therefore believe that over time the increases in our expenses should be lower than the corresponding increases in our revenues following the offering.
Key Factors in Evaluating Financial Condition and Results of Operations
     As a bank holding company, we focus on a number of key factors in evaluating our financial condition and results of operations including:
•	Return on Average Equity;

•	Return on Average Assets;

•	Asset Quality;

•	Asset Growth;

•	Capital and Liquidity;

•	Net Interest Margin; and

•	Operating Efficiency.
     Return on Average Equity. Our return to our shareholders is measured in the form of return on average equity, or ROE. Our net income for the three months ended March 31, 2007 increased 20.2% to $1.1 million compared to $0.9 million for the three months ended March 31, 2006. Net income increased due to the significant increase in loans and fees associated with loan growth. Basic earnings per share, or EPS, decreased to $0.20 for the three months ended March 31, 2007 compared to $0.33 for the three months ended March 31, 2006, as a result of the shares issued in our initial public offering. Similarly, diluted EPS decreased to $0.18 for the three months ended March 31, 2007 compared to $0.29 for the three months ended March 31, 2006. The increase in our stockholders’ equity as a result of the offering drove our ROE down to 7.0% for the three months ended March 31, 2007 compared to 22.1% for the three months ended March 31, 2006.
     Return on Average Assets. Our return on average assets, or ROA, for the three months ended March 31, 2007 was 1.10% compared to 1.40% for the three months ended March 31, 2006. Our ROA decreased slightly despite the increase in our net income, because our assets grew at a higher rate.
     Asset Quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of nonperforming loans and assets as a percentage of total loans and total assets, and net charge-offs as a percentage of average loans. These measures are key elements in estimating the future earnings of a financial institution. We had $552,000 in non-performing loans as of March 31, 2007 compared to $219,000 at December 31, 2006. Non-performing loans as a percentage of total loans were 0.14% as of March 31, 2007 compared to 0.06% at December 31, 2006. For the three months ended March 31, 2007 net charge-offs to average loans were 0.01%, as compared to 0.01% for the year ended December 31, 2006. The average net charge-offs to average loans for the three years ended December 31, 2006 was 0.01%

     Asset Growth. Because revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS. The majority of our assets are loans, and the majority of our liabilities are deposits, and therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 12.6% during the first three months of 2007 from $386.8 million as of December 31, 2006 to $435.6 million as of March 31, 2007 and grew from 54.7% to 81.9% annually between December 31, 2005 and December 31, 2006. Total deposits increased 14.8% to $361.7 million as of March 31, 2007 compared to $315.0 million as of December 31, 2006 and grew from 40.5% to 81.4% annually between December 31, 2005 and December 31, 2006. Net loans increased 10.8% to $377.1 million as of March 31, 2007 compared to $340.2 million as of December 31, 2006 and grew from 64.2% to 76.1% annually between December 31, 2005 and December 31, 2006.
     Capital and Liquidity. Maintaining adequate capital levels in light of our rapid growth has been one of our primary areas of focus. Our actual equity to assets increased to 15.9% at December 31, 2006, as a result of our initial public offering, and our average equity to average assets at March 31, 2007 was 15.6%. We monitor liquidity levels to ensure we have adequate sources available to fund our loan growth. The key measure we use to monitor liquidity is the net loan to deposit ratio. At March 31, 2007 the net loan to deposit ratio had decreased to 104.3%, down from 108.0% at December 31, 2006. Maintaining appropriate liquidity levels is imperative to us in order to continue our strong growth levels.
     Net Interest Margin. Our net interest margin decreased to 5.06% for the first three months of 2007 compared to 5.62% for first three months of 2006, primarily as a result of higher rates on deposits. Out net interest margin for the year ended December 31, 2006 was 5.65%
     Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income plus non-interest income) deteriorated somewhat, increasing to 65.7% for the first three months of 2007 compared to 63.1% for first three months 2006, as a result of the increased non-interest expense associated with operating as a public company. Our efficiency ratio for the year ended December 31, 2006 was 65.3%. We expect our efficiency ratio to gradually improve during the remainder of 2007.
Critical Accounting Policies
     Our accounting policies are integral to understanding our financial results. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.
     Allowance for Loan Losses. The allowance for loan losses represents our best estimate of the probable losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries.
     We evaluate our allowance for loan losses monthly. We believe that the allowance for loan losses, or ALLL, is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectibility of the loans, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans. For a discussion of the allowance and our methodology, see “Financial Condition — Allowance for Loan Losses.”
     We maintain an ALLL based on a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, asset classifications, loan grades, change in volume and mix of loans, collateral value, historical loss experience, size and complexity of individual credits and economic conditions. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected/anticipated loss is measurable. General valuation allowances are based on a portfolio segmentation based on risk grading, with a further evaluation of various quantitative and qualitative factors noted above.

     We periodically review the assumptions and formulae by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.
     Although we believe the level of the allowance as of March 31, 2007 was adequate to absorb probable losses in the loan portfolio, a decline in local economic, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
     Available for Sale Securities. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. We believe this is a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Management utilizes the services of a reputable third-party vendor to assist with the determination of estimated fair values. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.
     Income Taxes. We use the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statements and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Any estimated tax exposure items identified would be considered in a tax contingency reserve. Changes in any tax contingency reserve would be based on specific developments, events, or transactions.
     Stock Options. As required, on January 1, 2006 we adopted SFAS No. 123R, or SFAS 123R, Share-Based Payment (Revised 2004) which establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods and services, or (ii) incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R requires that stock-based compensation transactions be recognized over the service period, which is usually the same as the vesting period, as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.
     We adopted SFAS 123R using a modified prospective approach. Under the modified prospective approach, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Compensation expense, net of estimated forfeitures, for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost calculated in prior periods.
     We have granted nonqualified and qualified stock options under our Stock Option Plan prior to 2006. We did not grant any options in 2006, but granted 24,000 shares in options in the first three months of 2007. Our stock options for employees include a service condition that relates only to vesting. The stock options generally vest over five years at the rate of 20% per year. Compensation expense is amortized on a straight-line basis over the vesting period of the award.
     The determination of the fair value of stock options using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. The volatility assumption is based on a combination of the historical volatility of our common stock over a period of time equal to the expected term of the stock options. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates on the grant date appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by us.

     As share-based compensation expense under SFAS 123R is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Recent FDIC Findings of Numerous Violations of Banking Laws and Regulations, Numerous Deficiencies in Internal Controls Related to Regulatory Compliance and Assessment of Penalties
     The FDIC recently found that we had violated banking laws and regulations that the FDIC characterized as “significant violations,” required us to pay $6,000 in fines, and required our board of directors to enter into a memorandum of understanding with the FDIC dated May 2006. These violations included our submitting to the Federal Reserve Board what the FDIC characterized as a “high level of inaccurate data” relative to our loans and for failing to cure these violations despite being repeatedly cited by the FDIC in its examination reports. The violations related to the Bank’s compliance with applicable consumer protection and fair lending laws and regulations, including errors in the collection and reporting of required data with respect to consumer loans under the Home Mortgage Division Act, or HMDA, which were caused by system errors (including errors in the amount of the applicants’ income, application dates, ethnicity, race and other loan data), failures to notify credit card applicants of adverse actions, which the Bank thought were being provided by its third-party credit card processor, miscalculations of finance charges to be disclosed to consumer borrowers under the Truth in Lending Act, and failures to include required disclosures to consumers in the Bank’s advertisements for rates on CDs, as required by the Truth in Savings Act. HMDA imposes on financial institutions reporting obligations relating to home purchase and home improvement loans to consumers originated or purchased, or for which the financial institution receives applications. This loan data is used by regulatory agencies to help determine whether a financial institution is serving the housing needs of the communities it serves, to assist public officials in the distribution of public sector investments where it is needed, and to assist federal bank regulators in identifying possible discriminatory lending patterns. The deficiencies were discovered in the FDIC’s annual review of the Bank’s policies and procedures as of January 31, 2006.
     The FDIC found that our regulatory compliance suffered from weak oversight of the compliance function, lack of adequate compliance procedures, deficient compliance training, insufficient monitoring procedures for all regulations, and a weak audit program.
     The memorandum requires the Bank and our board of directors to:
•	correct all violations found and implement procedures to prevent their recurrence;

•	take action to ensure that the Bank’s compliance officer receives adequate time and resources to perform his duties and effect corrective action on discovering deficiencies and provides monthly reports to the board detailing the actions taken to comply with the memorandum;

•	develop and implement a written compliance program and procedures identifying all regulations and providing bank personnel with information needed to properly complete and report transactions;

•	implement procedures to enhance internal monitoring to ensure compliance with all applicable lending and deposit operations, detect compliance weaknesses and ensure exceptions are corrected;

•	provide for an adequate training program for all Bank personnel, including the board of directors, covering all applicable laws and regulations to be reviewed and updated at least annually;

•	strengthen our audit process to cover all areas of compliance risk as needed for the operations of the Bank with audit results reported to the board’s audit committee and the board and documented in their minutes; and

•	furnish quarterly progress reports to the Regional Director of the FDIC detailing the actions taken to secure compliance with the memorandum until the Regional Director has released the institution, in writing, from submitting further reports.
     We have taken corrective measures outlined in the memorandum and believe we are in substantial compliance with the memorandum.
     Promptly after we became aware of these violations, our management instructed our consumer loan personnel to correct and resubmit all of our 2004 and 2005 HMDA data, and began strengthening our regulatory compliance and training programs. We have made the following managerial and operational changes in order to strengthen our compliance and training programs to help ensure that similar violations do not occur in the future:
•	appointed a chief risk officer to supervise, monitor and plan the compliance process;

•	arranged additional HMDA training and general compliance training throughout 2006;

•	conducted a compliance risk assessment and presented it to our board’s audit committee;

•	expanded training for our internal auditor and compliance officer; and

•	overhauled our regulatory compliance program and procedures and developed a matrix of potential deficiencies continually monitored by the chief risk officer.
     While compliance with the terms of the memorandum resulted in additional HMDA compliance expenses and continued HMDA compliance will result in some additional expense, these expenses did not have a material adverse effect on our financial condition for fiscal 2006, and are not anticipated to have a material adverse effect on our financial condition in future periods.
Results of Operations
     Our results of operations depend primarily on net interest income, which is the difference between interest income and interest expense. Interest income is the earnings we receive on our interest earning assets, such as loans and investments, and interest expense is the expense we incur on our interest bearing liabilities, such as interest bearing deposits and other borrowings. Factors that determine the level of net income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, fee income, non-interest expense, the level of non-performing loans and other non-earning assets, and the amount of non-interest bearing liabilities supporting earning assets. Non-interest income includes service charges and other deposit related fees, and non-interest expense consists primarily of employee compensation and benefits, occupancy, equipment and depreciation expense, and other operating expenses.
Financial Overview for the Three Months Ended March 31, 2007 and 2006

	Three Months Ended
	March 31,
	2007	2006	Increase (Decrease)
	(Dollars in thousands, except per share data)
Consolidated Statement of Earnings Data:
Interest income	$8,641	$5,690	$2,951
Interest expense	3,809	2,238	1,571

Net interest income	4,832	3,452	1,380
Provision for loan losses	491	305	186

Net interest income after provision for loan losses	4,341	3,147	1,194
Non-interest income	1,345	1,221	124
Non-interest expense	4,059	2,949	1,110

Income before provision for income taxes	1,627	1,419	208

	Three Months Ended
	March 31,
	2007	2006	Increase (Decrease)
	(Dollars in thousands, except per share data)
Provision for income taxes	545	519	26

Net income	$1,082	$900	$182

Earnings per share — basic	$0.20	$0.33	$(0.13)

Earnings per share — diluted	$0.18	$0.29	$(0.11)

     Our net income grew by 20.2% to $1.1 million for the three months ended March 31, 2007 as compared to $0.9 million for the three months ended March 31, 2006. This was attributable principally to an increase in net interest income of $1.4 million partially offset by a $1.1 million increase in non-interest expense. The increase in net interest income was the result of an increase in the volume of interest-earning assets, primarily loans offset by an increase in our cost of funds resulting from a increase in market rates for interest-bearing deposits. Our return on average equity was 7.0% and our return on average assets was 1.10% for the three months ended March 31, 2007, compared to 22.1% and 1.40%, respectively for the three months ended March 31, 2006.
     Net Interest Income and Net Interest Margin. The $1.4 million, 40.0% increase in net interest income for the period was due to (i) an increase in interest income of $3.0 million, reflecting the effect of a $138.2 million increase in average interest-earning assets offset by (ii) an increase in interest expense of $1.6 million.
     The average yield on our interest-earning assets was 9.05% for the 2007 period compared to 9.26% for the same period of 2006, a decrease of 0.21%. The decrease in the average yield on our interest-earning assets resulted from a decrease in market rates, repricing on our adjustable rate loans, and new loans originated with lower interest rates because of the decreasing interest rate environment.
     The cost of our average interest-bearing liabilities increased to 4.99% for the three months ended March 31, 2007 from 4.16% for the same period of 2006. In addition to broad increases in the average rates paid by Westsound Bank on deposit balances, the increase was the result of a change in the mix of deposits toward higher-paying money market accounts and time certificates of deposits, as well as the addition of our junior subordinated debt.
     Our average rate on our interest-bearing deposits increased 0.85% from 4.08% during the three months ended March 31, 2006 to 4.93% for the same period of 2007, reflecting increases in general market rates as well as a change in the mix of deposits toward higher-paying time deposits. Our average rate on total deposits (including non-interest bearing deposits) increased to 4.53% for the three months ended March 31, 2007 from 4.08% for the year ended December 31, 2006.
     The 56 basis point decrease in our net interest margin, which decreased to 5.06% for the three months ended March 31, 2007 from 5.62% for three months ended March 31, 2006, was due to our higher cost of funding and the decrease in earning assets yield.
     The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

	Three Months Ended March 31,
	2007			2006
			Average			Average
			Yield			Yield
	Average		or	Average		or
	Balance	Interest	Cost(6)	Balance	Interest	Cost(6)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)(2)(3)	$363,296	$8,343	9.31%	$226,710	$5,452	9.75%
Investment securities — taxable	6,502	73	4.55%	6,503	65	4.05%
Investment securities — non-taxable(3)	1,818	19	4.24%	1,826	19	4.22%
Federal funds sold	11,867	156	5.33%	11,140	122	4.44%
Other investments(4)	3,946	50	5.14%	3,049	32	4.26%

Total interest-earning assets	387,429	8,641	9.05%	249,228	5,690	9.26%
Non-earning assets:
Cash and due from banks	5,130			6,691
Unearned loan fees	(818)			(414)
Allowance for loan losses	(4,117)			(2,678)
Other assets	12,703			7,892

Total assets	$400,327			$260,719

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$7,635	$19	1.01%	$12,332	$13	0.43%
Money market	104,745	1,174	4.55%	117,954	1,257	4.32%
Savings	4,634	42	3.68%	4,266	10	0.95%
Time certificates of deposit	183,961	2,427	5.35%	75,230	830	4.47%

Total interest-bearing deposits	300,975	3,662	4.93%	209,782	2,110	4.08%
Short-term borrowings	85	1	4.77%	34	0	0.00%
Junior subordinated debt	8,248	146	7.18%	8,248	128	6.29%

Total interest-bearing liabilities	309,308	3,809	4.99%	218,064	2,238	4.16%
Non-interest-bearing liabilities
Demand deposits	26,969			24,276
Other liabilities	1,754			1,831

Total liabilities	338,031			244,171
Stockholders’ equity	62,296			16,548

Total liabilities and stockholders’ equity	$400,327			$260,719

Net interest income		$4,832			$3,452

Net interest spread(5)			4.05%			5.10%
Net interest margin			5.06%			5.62%

(1)	Includes average non-accrual loans of $238,000 at March 31, 2007 and $107,000 at March 31, 2006.

(2)	Loan fees of $1.1 million and $1.1 million are included in the yield computations for March 31, 2007 and 2006, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(4)	Includes interest-bearing deposits with correspondent banks.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Annualized.

     The following table shows the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates.

	Three Months Ended March 31, 2007
	Compared to three Months
	Ended March 31, 2006
	Net Change	Rate	Volume	Mix
	(In thousands)
Loans	$2,891	$(996)	$13,321	$(9,434)
Investment securities — taxable	8	32	0	(24)
Investment securities — non-taxable	0	0	0	0
Federal funds sold	34	99	32	(97)
Other investments	18	27	38	(47)

Total interest income	2,951	(838)	13,391	(9,602)
Interest expense:
Interest-bearing demand	6	72	(20)	(46)
Money market	(83)	264	(571)	224
Savings	32	116	3	(87)
Time certificates of deposit	1,597	659	4,865	(3,927)
Short-term borrowings	1	2	0	(1)
Junior subordinated debt	18	73	0	(55)

Total interest expense	1,571	1,186	4,277	(3,892)

Net interest income	$1,380	$(2,024)	$9,114	$(5,710)

     Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
     The provision for loan losses for three months ended March 31, 2007 was $491,000 compared to $305,000 for three months ended March 31, 2006. We experienced $50,000 of net loan charge-offs in the first three months 2007 compared to no net loan charge-offs in same period 2006. The provision increased primarily due to the significant increase in loans. Total net loans increased by $36.9 million for first three months of 2007 and $31.8 million for the same period 2006.
     Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months
	Ended March 31,
	2007	2006	Increase (Decrease)
	(In thousands)
Service charges and other income	$366	$223	$143
Net gain/(loss) on sale of loans	979	998	(19)
Net gain/(loss) on sale of securities	0	0	0

Total non-interest income	$1,345	$1,221	$124

     The $124,000 or 10.16% increase in total non-interest income during the three months ended March 31, 2007 was primarily influenced by the increase in service charges and other income.
     Non-Interest Expense. The following tables present, for the periods indicated, the major categories of non-interest expense, which represent a re-classification of certain categories as presented in our consolidated financial statements and related notes appearing elsewhere in this report:

	Three Months
	Ended March 31,
	2007	2006	Increase (Decrease)
	(In thousands)
Salaries, wages and employee benefits	$2,667	$1,927	$740
Occupancy, equipment and depreciation	451	333	118
Data and item processing	151	118	33
Advertising expense	54	51	3
Printing, stationery and supplies	60	52	8
Telephone expense	29	25	4
Postage and courier	39	30	9
Legal fees	38	8	30
Director fees	57	78	(21)
OREO expense, net	8	0	8
Business & occupation taxes	73	61	12
Other	432	266	166

Total non-interest expense	$4,059	$2,949	$1,110

     The $1.1 million or 37.6% increase in non-interest expense for the three months ended March 31, 2007 is primarily attributable to the salary, occupancy and other costs associated with our new offices.
     Provision for Income Taxes. We recorded tax provisions of $545,000 for three months ended March 31, 2007 compared to $519,000 for the same period in the prior year. Our effective tax rate was approximately 33.5% for three months ended March 31, 2007 and 36.6% for three months ended March 31, 2006. Any difference from the expected rate in either periods was largely due to the non-taxable nature of income from municipal securities.
Financial Condition
     Our total assets at March 31, 2007 and December 31, 2006 were $435.6 million and $386.8 million, respectively. Our average earning assets for the three months ended March 31, 2007 and the fiscal year ended December 31, 2006 were $387.4 million and $292.8 million, respectively. Total deposits at March 31, 2007 and December 31, 2006 were $361.7 million and $315.0 million, respectively.
Loans
     Our net loans at March 31, 2007 and December 31, 2006 were $377.1 million and $340.2 million, respectively, an increase of 10.8% over the prior period. Net loans include loans held for sale. Our overall steady growth in loans is consistent with our historical focus and strategy to grow our loan portfolio. While we will continue to focus on our strong real estate lending portfolio, we intend to diversify the portfolio in future periods.
     The following table shows the amounts of loans (including loans held for sale) outstanding at the end of each of the periods indicated.

	At March 31, 2007		At December 31, 2006		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)
Real estate loans:
Construction & land development	$219,179	57.3%	$194,709	56.5%	$24,470	12.6%
Commercial real estate	87,338	22.8%	67,224	19.5%	20,114	29.9%
Residential real estate	45,907	12.0%	63,942	18.5%	(18,035)	(28.2)%
Commercial & industrial loans	26,753	7.0%	15,629	4.5%	11,124	71.2%
Consumer loans	3,405	0.9%	3,235	0.9%	170	5.3%

Gross loans	382,582	100.0%	344,739	100.0%	37,843	11.0%
Allowance for loan losses	4,407		3,972		435	11.0%
Deferred loan fees, net	1,092		559		533	95.3%

Net loans	$377,083		$340,208		$36,875	10.8%

     Concentrations. As of March 31, 2007, in management’s judgment, a concentration of loans existed in real estate-related loans. At that date, real estate-related loans comprised 92.1% of total loans. At December 31, 2006, real estate-related loans comprised 94.5% of total loans, of which approximately 59.8%, 20.6% and 19.6% were construction and land development, commercial real estate and residential real estate, respectively.
     Additionally, as of March 31, 2007, in management’s judgment, a concentration of loans existed in interest-only loans, primarily construction and development loans secured by real estate. At that date, interest-only loans comprised 61.9% of total loans, of which approximately 84.2% were construction and land development, 10.6% were residential, 2.9% were commercial real estate, 2.2% were commercial and industrial, and 0.1% were consumer. As of December 31, 2006, interest only loans comprised of 61.5% of total loans.
     A substantial decline in the performance of the economy, in general, or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows. Interest-only loans also carry greater risk than principal and interest loans do, to the extent that no principal is paid prior to maturity, particularly during a period of rising interest rates and declining real estate values.
     Non-Performing Assets. Generally, loans are placed on non-accrual status when they become 90 days or more past due or at such earlier time as management determines timely recognition of interest to be in doubt. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those loans that have been restructured, and other real estate owned, which we refer to as OREO:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Non-accrual loans	$209	$219
Accruing loans past due 90 days or more	343	—

Total non-performing loans (NPLs)	552	219
Other real estate owned	1,310	—

Total non-performing assets (NPAs)	$1,862	$219

Selected ratios
NPLs to total loans	0.14%	0.06%
NPAs to total assets	0.43%	0.06%
     OREO Properties. At March 31, 2007 we had $1.3 million in OREO property and none at December 31, 2006.
     All OREO properties are recorded by us at amounts which are equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs.
     Impaired Loans. ”Impaired loans” are loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of “impaired loans” is not coextensive with the category of “non-accrual loans”, although the two categories overlap. Non-accrual loans include impaired loans, which are not reviewed on a collective basis for impairment, and are those loans on which the accrual of interest is discontinued when collectibility of principal and interest is uncertain or payments of principal or interest have become contractually past due 90 days. Management may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired if it is probable that we will collect all amounts due in accordance with the original contractual terms of the loan or the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan.

     In determining whether or not a loan is impaired, we apply our normal loan review procedures on a case-by-case basis taking into consideration the circumstances surrounding the loan and borrower, including the collateral value, the reasons for the delay, the borrower’s prior payment record, the amount of the shortfall in relation to the principal and interest owed and the length of the delay. We measure impairment on a loan-by-loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent, less estimated selling costs. Loans for which an insignificant shortfall in amount of payments is anticipated, but where we expect to collect all amounts due, are not considered impaired.
     As a separate categorization, any troubled debt restructurings are defined as loans that we have agreed to modify by accepting below-market terms, either by granting interest rate concessions or by deferring principal and/or interest payments.
     We had $612,278 impaired loans at March 31, 2007 and no material impaired loans at December 31, 2006.
     At March 31, 2007, we had no loans not disclosed above as non-accrual loans, as to which we had serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in disclosure of these loans as non-accrual loans.
Allowance for Loan Losses
     We must maintain an adequate allowance for loan losses, or ALLL, based on a comprehensive methodology that assesses the probable losses inherent in the loan portfolio. We maintain an ALLL based on a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, asset classifications, loan grades, change in volume and mix of loans, collateral value, historical loss experience, size and complexity of individual credits and economic conditions. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected/anticipated loss is measurable. General valuation allowances are based on a portfolio segmentation based on risk grading with a further evaluation of various quantitative and qualitative factors noted above.
     We periodically review the assumptions and formulae by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above. The methodology is presented to and approved by the board of directors.
     Specific Allocations. All classified loans are carefully evaluated for loss portions or potential loss exposure. The evaluation occurs at the time the loan is classified and on a regular basis thereafter (at least quarterly). This evaluation is documented in a problem asset status report relating to a specific loan or relationship. Specific allocation of reserves considers the value of the collateral, the financial condition of the borrower, and industry and current economic trends. We review the collateral value, cash flow, and tertiary support on each classified credit. Any deficiency outlined by a real estate collateral evaluation liquidation analysis, or cash flow shortfall is accounted for through a specific allocation reserve calculation for the loan.
     General Allowances. We perform a portfolio segmentation based on risk grading. Credits are rated into seven different categories (Grades 1-7), with a percentage of the portfolio, based on grade, allocated to the allowance. The loss factors for each risk grade are determined by management based on management’s overall assessment of the overall credit quality at month end taking into account various quantitative and qualitative factors such as trends of past due and non-accrual loans, asset classifications, loan grades, collateral value, historical loss experience and economic conditions. The first three grades are considered satisfactory. The other four grades range from a “Watch/Pass” category to a “Loss” category. For a discussion of these four grades, see “Business — Credit Policies”.

     The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$3,972	$2,520
Loans charged off Real estate loans:
Construction	—	—
Commercial real estate	—	—
Residential real estate	47	—
Commercial & industrial loans	—	—
Consumer loans	3	—

Total	50	0
Recoveries:
Real estate loans:
Construction	—	—
Commercial real estate	—	—
Residential real estate	—	—
Commercial & industrial loans	—	—
Consumer loans	—	—

Total	0	0
Net loan charge-off (recovery)	50	—
Reclassification of unfunded credit commitments to other liabilities	(6)	—
Provision for loan losses	491	305

Ending balance	$4,407	$2,825

Loans	$382,582	$242,052
Average loans	363,296	226,710
Non-performing loans	552	130
Selected ratios:
Net charge-offs to average loans	0.01%	0.00%
Provision for loan losses to average loans	0.14%	0.13%
Allowance for loan losses to loans outstanding at end of period	1.15%	1.17%
Allowance for loan losses to non-performing loans	798.4%	2173.1%
     Our construction portfolio reflects some borrower concentration risk, and also carries the enhanced risks encountered with construction loans generally. We also finance contractors on a speculative basis. Construction loans are generally more risky than permanent mortgage loans because they are dependent upon the borrower’s ability to complete the project within budget, the borrower’s ability to generate cash to service the loan (by selling or leasing the project), and the value of the collateral depends on project completion when market conditions may have changed. For these reasons, a higher allocation is justified in this loan category.
     Our commercial real estate loans are a mixture of new and seasoned properties, retail, office, warehouse, and some industrial properties. Loans on properties are generally underwritten at a loan to value ratio of less than 80% with a minimum debt coverage ratio of 1.2 times. Our grading system allows our loan portfolio, including real estate, to be ranked across four “pass” risk grades. Generally, the real estate loan portfolio is risk rated “4 — Acceptable Risk.” The risk rated reserve factor increases with each grade increase, and the general real estate portfolio grade of “4” is more reflective of the various risks inherent in the real estate portfolio, such as large size and complexity of individual credits, and overall concentration of credit risk. Accordingly, a greater allowance allocation is provided on commercial real estate loans.

     We allocate our allowance for loan losses by assigning general percentages to our major loan categories (construction, commercial real estate, residential real estate, C&I and consumer), assigning specific percentages to each category of loans rated from 4 through 7 in accordance with the guidelines established by the regulatory agencies, and making specific allocations when factors are present requiring a greater reserve than would be required using the assigned risk rating allocation, which is typically based on a review of appraisals or other collateral analysis.
     Because there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or types of loans, including general economic and business conditions and credit quality trends, we have established an unallocated portion of the allowance for loan losses based on our evaluation of these risks. The unallocated portion of our allowance is determined based on various factors including, but not limited to, general economic conditions of our market area, the growth, composition and diversification of our loan portfolio, types of collateral securing our loans, the experience level of our lending officers and staff, the quality of our credit risk management and the results of independent third party reviews of our classification of credits. The unallocated portion of our allowance has increased in recent years primarily as a result of our loan growth and because a relatively high percentage of our loans are unseasoned. At March 31, 2007, 73.1% of our total loan portfolio consisted of loans booked in the last two years, including loan renewals. We have also increased the unallocated portion of the allowance, and thereby our overall allowance for loan losses over the past two years because of our concentration of real estate-related loans and the potential softening of the housing market. As of March 31, 2007, the unallocated portion of the allowance for loan losses was $1,295, or 29.4% of the total allowance, compared with $1,625, or 40.9% of the total allowance as of December 31, 2006.
Investments
     The carrying value of our investment securities totaled $7.9 million at March 31, 2007 and $8.2 million at December 31, 2006. Our portfolio of investment securities during 2007 and 2006 consisted primarily of federal and state government securities.
     The carrying value of our portfolio of investment securities at March 31, 2007 and December 31, 2006 were as follows:

	Carrying Value at
	March 31,	December 31,	$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands)
U.S. government agencies	$6,074	$6,382	$(308)	(4.8%)
Obligations of states and political subdivisions	1,806	1,812	(6)	(0.3)%
Mortgage-backed securities	48	50	(2)	(4.0)%

Total investment securities	$7,928	$8,244	$(316)	(3.8)%

Deposits
     Total deposits were $361.7 million at March 31, 2007 compared to $315.0 million at December 31, 2006. The 14.8% increase in total deposits is attributed primarily to our current market growth and entering into new markets. Non-interest-bearing demand deposits increased to $27.5 million or 7.6% of total deposits from $26.9 million, or 8.5% of total deposits, at December 31, 2006. Interest-bearing deposits are comprised of money market accounts, regular savings accounts, time deposits of under $100,000 and time deposits of $100,000 or more.

     The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

	Three Months Ended		Year Ended
	March 31, 2007		December 31, 2006
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand	$7,635	1.01%	$11,682	0.61%
Money market	104,745	4.55%	114,527	4.50%
Savings	4,634	3.68%	3,844	1.53%
Time certificates of deposit	183,931	5.35%	117,400	4.99%
Non-interest bearing deposits	26,969	0.00%	25,736	0.00%

Total	$327,944	4.53%	$273,189	4.08%

     Deposits are gathered from individuals, partnerships and corporations in our market areas. Our policy also permits the acceptance of brokered deposits. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing. The 45 basis point increase in interest rates paid during the three months ended March 31, 2007 is reflective of the significant competition in our market area for new deposits during the first quarter.
Shareholders’ Equity
     Initial Public Offering. We priced our initial public offering of 2,300,000 shares of our common stock at $16.50 per share. We received net proceeds of approximately $40.2 million from our sale of shares after deducting sales commissions and expenses. The underwriter of the Company’s initial public offering exercised and completed its option to purchase an additional 345,000 shares of common stock to cover over-allotments effective Tuesday, December 19, 2006.
     March 31, 2007 Overview. As of March 31, 2007, our shareholders’ equity totaled $62.8 million, and our equity to asset ratio was 14.4%, compared to 15.9% as of December 31, 2006. This decrease is primarily the result of our asset growth.
     2006 Overview. As of December 31, 2006, our shareholders’ equity totaled $61.7 million, and our equity to asset ratio was 15.9%, compared to 6.4% as of December 31, 2005. This increase is attributed to the $40.2 million net proceeds of our initial public offering completed December 19, 2006.
     Stock Split. In August 2006, we completed a 6.1429-to-1 stock split effected in the form of a stock dividend. This resulted in issuing 5.1429 additional shares of stock to the common shareholders for each share previously held. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the $2,301,842 transfer of the par value of these additional shares from capital surplus. All share and per share amounts have been restated to reflect the retroactive effect of the stock split, except for our capitalization.
Capital Resources
     Current risk-based regulatory capital standards generally require banks and bank holding companies to maintain a minimum ratio of “core” or “Tier I” capital (consisting principally of common equity) to risk-weighted assets of at least 4%, a ratio of Tier I capital to adjusted total assets (leverage ratio) of at least 4% and a ratio of total capital (which includes Tier I capital plus certain forms of subordinated debt, a portion of the allowance for loan losses and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets by a risk factor, which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.

	Regulatory Requirements
	(Greater than or equal to		Actual at March 31, 2007
	stated percentage)			WSB Financial
	Adequately Capitalized	Well Capitalized	Westsound Bank	Group, Inc.
Tier 1 leverage capital ratio	4.0%	5.0%	17.4%	17.6%
Tier 1 risk-based capital	4.0%	6.0%	18.0%	18.4%
Total risk-based capital	8.0%	10.0%	19.1%	19.5%

	Regulatory Requirements
	(Greater than or equal to		Actual at December 31, 2006
	stated percentage)			WSB Financial
	Adequately Capitalized	Well Capitalized	Westsound Bank	Group, Inc.
Tier 1 leverage capital ratio	4.0%	5.0%	19.4%	19.8%
Tier 1 risk-based capital	4.0%	6.0%	19.7%	20.2%
Total risk-based capital	8.0%	10.0%	20.9%	21.4%
     We were well capitalized at both the bank and holding company at March 31, 200 and December 31, 2006 for federal regulatory purposes.
     In order to manage our capital position more efficiently, we formed WSB Financial Group Trust I, a Delaware statutory trust formed with capital of $248,000, for the sole purpose of issuing trust preferred securities. During the third quarter of 2005, WSB Financial Group Trust I issued 8,000 Capital Securities, or the trust preferred securities, with liquidation value of $1,000 per security, for gross proceeds of $8.0 million. The entire proceeds of the issuance were invested by WSB Financial Group Trust I in $8.248 million of Junior Subordinated Deferrable Interest Debentures, or the subordinated debentures, issued by us, with identical maturity, repricing and payment terms as the trust preferred securities. The subordinated debentures represent the sole assets of WSB Financial Group Trust I. The subordinated debentures mature on September 15, 2035, and bear an interest rate at March 31, 2007 of 7.08% (based on 3-month LIBOR plus 1.73%), with repricing occurring and interest payments due quarterly. We injected $7.9 million of the net proceeds from the sale of the subordinated debentures into Westsound Bank and retained the remaining proceeds for the needs of WSB Financial Group, Inc.
     The subordinated debentures are redeemable by us, subject to our receipt of prior approval from the Federal Reserve Bank of San Francisco, on any March 15, June 15, September 15 or December 15 on or after September 15, 2010.
     The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture occurring prior to September 15, 2010. The trust preferred securities are subject to mandatory redemption to the extent of any early redemption of the subordinated debentures and upon maturity of the subordinated debentures on September 15, 2035.
     Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at March 31, 2007 of 7.08%. For each successive period beginning on March 15 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 1.73%. WSB Financial Group Trust I has the option to defer payment of the distributions for a period of up to five years, as long as we are not in default on the payment of interest on the subordinated debentures. We have guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities. For financial reporting purposes, our investment in the trust is accounted for under the equity method and is included in other assets on the accompanying consolidated balance sheet. The subordinated debentures issued and guaranteed by us and held by the trust are reflected on our consolidated balance sheet in accordance with provisions of Interpretation No. 46 issued by the Financial Accounting Standards Board, or FASB, No. 46, Consolidation of Variable Interest Entities. Under applicable regulatory guidelines, all of the trust preferred securities currently qualify as Tier 1 capital, although this classification may be subject to future change.

Liquidity
     The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of its operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $15.0 million. In addition, our current borrowing line with the FHLB, totaling $29.1 million as of March 31, 2007, is available under a blanket pledge agreement. As of March 31, 2007 we had $6.6 million in securities available to be sold or pledged to the FHLB.
     We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At March 31, 2007, we had approximately $49.6 million in liquid assets comprised of $35.9 million in cash and cash equivalents (including fed funds sold of $24.2 million), $7.9 million in available-for-sale securities and $5.8 million in loans held for sale.
     On a long term basis, our liquidity will be met by changing the relative distribution of its asset portfolios, i.e., reducing investment or loan volumes, or selling or encumbering assets. Further, it will increase liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as Federal Home Loan Bank. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if the need arises. Another attractive source of liquidity if necessary to fund our future growth, could be the issuance of additional trust preferred securities.
     Our liquidity is comprised of three primary classifications: cash flows from or used in operating activities; cash flows from or used in investing activities; and cash flows provided by or used in financing activities.
     Net cash provided by or used in operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the loan loss provision, investment and other amortization and depreciation.
     Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Increases in net loans for the three months ended March 31, 2007 and the year ended December 31, 2006 were $36.9 million and $133.0 million, respectively. Investment securities were $7.9 million at March 31, 2007 and $8.2 million at December 31, 2006. At March 31, 2007 we had outstanding loan commitments of $122.3 million and outstanding letters of credit of $763,000. We anticipate that we will have sufficient funds available to meet current loan commitments.
     Net cash provided by financing activities has been impacted significantly by increases in deposit levels. During the three months ended March 31, 2007 and the year ended December 31, 2006, deposits increased by $46.7 million and $90.9 million, respectively. During the year ended December 31, 2006, net proceeds from our initial public offering provided an additional $40.2 million cash.
Recent Accounting Pronouncements
     See Note 1 of the Consolidated Financial Statements for a discussion of recently issued or proposed accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. To that end, management actively monitors and manages our interest rate risk exposure. We do not have any market risk sensitive instruments entered into for trading purposes. We manage our interest rate sensitivity by matching the re-pricing opportunities on our earning assets to those on our funding liabilities.
     Management uses various asset/liability strategies to manage the re-pricing characteristics of our assets and liabilities designed to ensure that exposure to interest rate fluctuations is limited within our guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of our securities, are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.
     Interest rate risk is addressed by our Asset Liability Management Committee, or the ALCO, which is comprised of the chief executive officer, chief financial officer and chief risk officer. The ALCO monitors interest rate risk by analyzing the potential impact on the net portfolio of equity value and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages our balance sheet in part to maintain the potential impact on net portfolio value and net interest income within acceptable ranges despite changes in interest rates.
     Our exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO and our Board of Directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the limits established by our Board of Directors, the Board of Directors may direct management to adjust the asset and liability mix to bring interest rate risk within board-approved limits.
     Market Value of Portfolio Equity. We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as market value of portfolio equity, using a simulation model. This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates of 100 and 200 basis points.
     At March 31, 2007, our market value of portfolio equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in market value of portfolio equity for this set of rate shocks as of March 31, 2007.
Market Value of Portfolio Equity

				Percentage of
		Percentage Change	Percentage of	Portfolio Equity
Interest Rate Scenario	Market Value	from Base	Total Assets	Book Value
	(Dollars in thousands)
Up 200 basis points	$57,171	(8.0)%	13.1%	90.04%
Up 100 basis points	59,667	(4.0)%	13.7%	95.01%
BASE	62,141	—	14.3%	98.95%
Down 100 basis points	64,757	4.2%	14.9%	103.12%
Down 200 basis points	67,819	9.1%	15.6%	107.99%
     The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates. Actual amounts may differ from the projections set forth above should market conditions vary from the underlying assumptions.

     Net Interest Income Simulation. In order to measure interest rate risk at March 31, 2007, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (embedded options), and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
     This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet grows modestly, but that its structure will remain similar to the structure at year-end. It does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change.
     Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.
     For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At March 31, 2007, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Sensitivity of Net Interest Income

				Net Interest
				Margin Change
	Adjusted Net	Percentage Change	Net Interest	(in basis
Interest Rate Scenario	Interest Income(1)	from Base	Margin Percent(1)	points)
	(Dollars in thousands)
Up 200 basis points	$17,169	5.4%	4.10%	21
Up 100 basis points	16,645	2.2%	3.98%	9
BASE	16,283	—	3.89%	—
Down 100 basis points	15,729	(3.4)%	3.76%	(13)
Down 200 basis points	15,274	(6.2)%	3.65%	(24)

(1)	These percentages are not comparable to other information discussing the percent of net interest margin since the income simulation does not take into account loan fees.
     Gap Analysis. Another way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to re-pricing in specified time periods.
     The following table sets forth the distribution of re-pricing opportunities of our interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (that is, interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of March 31, 2007. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. The interest rate relationships between the re-priceable assets and re-priceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on our net interest margins.

	March 31, 2007
	Amounts Maturing or Re-pricing in
		Over	Over
		3	1
	3	Months	Year
	Months	to	to	Over
	or	12	5	5	Non-
	Less	Months	Years	Years	Sensitive(1)	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$3,425	$—	$—	$—	$8,322	$11,747
Federal funds sold	24,200	—	—	—	—	24,200
Investment securities	5	3,150	3,817	1,007	(51)	7,928
Loans	155,015	123,925	82,917	20,490	(857)	381,490
Other assets(2)	482	—	—	—	9,785	10,267

Total assets	$183,127	$127,075	$86,734	$21,497	$17,199	$435,632

Liabilities and Stockholders’ Equity
Non-interest-bearing demand deposits	$—	$—	$—	$—	$27,514	$27,514
Interest-bearing demand, money market and savings	21,397	39,711	60,394	4,882	—	126,384
Time certificates of deposit	10,751	127,371	63,958	5,522	—	207,789
Short-term debt	—	—	—	—	—	—
Long-term debt	8,248	—	—	—	—	8,248
Other liabilities	—	—	—	—	2,898	2,898
Stockholders’ equity	—	—	—	—	62,799	62,799

Total liabilities and stockholders’ equity	$40,396	$167,082	$124,352	$10,404	$93,398	$435,632

Period gap	142,731	(40,007)	(37,618)	11,093	(76,199)
Cumulative interest-earning assets	183,127	310,202	396,936	418,433
Cumulative interest-bearing liabilities	40,396	207,478	331,830	342,234
Cumulative gap	142,731	102,724	65,106	76,199
Cumulative interest-earning assets to cumulative interest-bearing liabilities	4.53%	1.50%	1.20%	1.22%
Cumulative gap as a percent of:
Total assets	32.8%	23.6%	14.9%	17.5%
Interest-earning assets	77.9%	33.1%	16.4%	18.2%

(1)	Assets or liabilities and equity which are not interest rate-sensitive.

(2)	Allowance for loan losses of $4.4 million as of March 31, 2007 is included in other assets.
     At March 31, 2007, we had $310.2 million in assets and $207.5 million in liabilities re-pricing within one year. This means that $102.7 million more of our interest rate sensitive assets than our interest rate sensitive liabilities will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or re-pricing within one year at March 31, 2007 is 149.5%. This analysis indicates that at March 31, 2007, if interest rates were to increase, the gap would result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificates of deposit.
     Gap analysis has certain limitations. Measuring the volume of re-pricing or maturing assets and liabilities does not always measure the full impact on the portfolio value of equity or net interest income. Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepayment speeds as interest rates decrease, basis risk, embedded options or the benefit of no-rate funding sources. The relation between product rate re-pricing and market rate changes (basis risk) is not the same for all products. The majority of interest-earning assets generally re-price along with a movement in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in market rates. Products categorized as non-rate sensitive, such as our non-interest-bearing demand deposits, in the gap analysis behave like long term fixed rate funding sources. Management uses income simulation, net interest income rate shocks and market value of portfolio equity as its primary interest rate risk management tools.

ITEM 4: CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, or Exchange Act) as of March 31, 2007. Based upon that evaluation, they concluded as of March 31, 2007, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of March 31, 2007 that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
     This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which WSB Financial Group, Inc. or any of its subsidiaries is a party or of which any of their property is the subject.
ITEM 1A: RISK FACTORS
     See the discussion of our risk factors in the Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on March 28, 2007 and amended on March 29, 2007.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Recent Sales of Unregistered Securities. The following sets forth information regarding all unregistered securities sold by the registrant in the three month period ended March 31, 2007:
          (1) Securities Issued Upon Exercise of Stock Options. The following shares of common stock were issued by registrant in the fiscal quarter ended March 31, 2007 pursuant to the exercise of stock options under the 1999 Incentive Stock Option Plan (the “Plan”): 10,748 shares to employees in March 2007, for an aggregate purchase price of $56,488.
          Such shares of common stock were issued pursuant to a written compensatory benefit plan under circumstances that comply with the requirements of Rule 701 promulgated under the Securities Act, and are thus exempted from the registration requirements of the Securities Act by virtue of Rule 701.
     (b) Initial Public Offering. On December 19, 2006, the Company completed its initial public offering. The net proceeds of the offering, including the exercise of the underwriter’s over-allotment option, to the Company (after deducting expenses) were $40.2 million. Presently, the net proceeds are temporarily being held as available cash in our banking subsidiary, Westsound Bank, which in turn allows the bank to use the proceeds in its normal day to day funding needs. There has been no material change in the planned use of proceeds from this initial public offering as described in the Company’s final prospectus filed with the SEC.
     (c) Dividends. We have not paid, and currently have no plans to pay, cash dividends to our shareholders. The payment of dividends is within the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial position, among other factors. We expect to retain all of our earnings to finance the expansion and development of our business.
     Additionally, our junior subordinated debt agreement prohibits us from paying dividends if we have deferred payment of interest on outstanding trust preferred securities. See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.”
     We are a legal entity separate and distinct from Westsound Bank. Because we are a holding company with no significant assets other than Westsound Bank, we will be dependent upon dividends from Westsound Bank for cash with which to pay dividends when, and if, our dividend policy changes. For a discussion of the regulatory limitations on Westsound Bank’s ability to pay dividends, see “Supervision and Regulation — Federal and State Regulation of Westsound Bank — Dividends” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
     Not applicable

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s Annual Shareholders Meeting will be held on May 16, 2007 in Port Orchard, Washington.
ITEM 5: OTHER INFORMATION
     Not applicable.
ITEM 6: EXHIBITS
     See Exhibit Index on pages –38 — 39.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized
WSB FINANCIAL GROUP, INC.
(Registrant)

Date: May 9, 2007	/s/ David K. Johnson
David K. Johnson, Chief Executive Officer

Date: May 9, 2007	/s/ Mark D. Freeman
Mark D. Freeman, Chief Financial Officer

Exhibit
Number	Exhibit Index

3.1+	Articles of Incorporation of WSB Financial Group, Inc.

3.2+	Articles of Amendment

3.3+	Bylaws of WSB Financial Group, Inc.

3.4+	Amendment to Bylaws

10.1*+	1999 Stock Option Plan

10.2*+	Forms of 1999 Incentive Stock Option Plan Agreements

(a)+	Directors

(b)+	Employees

10.3+	Lease for Port Orchard branch, dated May 28, 2001

10.4+	Lease for Silverdale branch, dated October 1, 2001 and October 1, 2003

10.5+	Lease for Gig Harbor branch, dated March 2, 2004

10.6+	Lease for Federal Way branch, dated March 30, 2005

10.7+	Lease for Belfair LPO, dated December 13, 2005

10.8+	Lease for Port Townsend LPO, dated August 18, 2006

10.9†+	Agreement between Westsound Bank and Fiserv Solutions Inc. dated August 11, 2006

10.10*+	Westsound Bank 401(k) Profit Sharing Plan

10.11+	Placement Agreement among the registrant, WSB Financial Group Trust I and Cohen Bros. & Company dated July 25, 2005

10.12+	Indenture by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.13+	Guarantee Agreement by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.14*+	Employment Agreement with David K. Johnson

10.15*+	Employment Agreement with Mark D. Freeman

10.16*+	Form of Employment Agreement with other executive officers

10.17+	Form of Indemnification Agreement with directors

Exhibit
Number	Exhibit Index

10.18+	Audit Committee Charter

10.19+	Compensation Committee Charter

10.20+	Corporate Governance/Nominating Committee Charter

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of David K. Johnson) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Mark D. Freeman) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Previously filed with the Company’s Amendment No. 5 to the S-1 registration statement filed with the Securities and Exchange Commission on December 8, 2006, file no. 333-137058.