Form 10-Q
period 2007-06-30
WSB Financial Group, Inc.
filed 2007-08-07
CIK 1372791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from                                            to
Commission file number: 001-33188

WSB Financial Group, Inc.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	20-3153598 (I.R.S. Employer Identification No.)

607 Pacific Avenue Bremerton, Washington (Address of principal executive offices)	98337 (Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding on each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding as of July 23, 2007

Common Stock, $1.00 par value	5,575,123

WSB FINANCIAL GROUP, INC.
FORM 10-Q
JUNE 30, 2007

i

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
WSB FINANCIAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	June 30,	December 31,
	2007	2006
	Unaudited
ASSETS
Cash and cash equivalents
Cash and due from banks	$9,708,628	$9,048,104
Federal funds sold	18,200,000	17,150,000

Total cash and cash equivalents	27,908,628	26,198,104

Investment Securities available for sale, at fair value	8,356,816	8,243,643
Federal Home Loan Bank stock, at cost	318,900	234,200
Loans held for sale	10,481,963	11,007,194
Loans	397,212,511	333,172,808
Less allowance for loan losses	(4,492,317)	(3,971,789)

Total loans, net	392,720,194	329,201,019

Premises and equipment, net	9,275,117	7,845,740
Accrued interest receivable	2,265,010	1,980,117
Other assets	3,925,329	2,044,137

Total assets	$455,251,957	$386,754,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Non-interest-bearing	$30,123,485	$26,864,122
Interest-bearing	349,890,568	288,157,881

Total deposits	380,014,053	315,022,003

Accrued interest payable	1,794,590	1,108,688
Other liabilities	943,722	718,335
Junior subordinated debentures	8,248,000	8,248,000

Total liabilities	391,000,365	325,097,026

Stockholders’ equity
Common stock, $1 par value; 15,357,250 shares authorized; 5,567,478 and 5,545,673 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	5,567,478	5,545,673
Additional paid-in capital	48,191,388	48,089,861
Retained earnings	10,565,937	8,053,915
Accumulated other comprehensive loss	(73,211)	(32,321)

Total stockholders’ equity	64,251,592	61,657,128

Total liabilities and stockholders’ equity	$455,251,957	$386,754,154

See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$9,323,826	$6,544,787	$17,667,236	$11,996,765
Interest on investments
Taxable	70,867	66,480	143,922	131,306
Tax-exempt	18,912	18,995	37,797	37,962
Interest on federal funds sold	257,485	58,763	412,982	181,050
Other interest income	44,268	24,030	94,417	56,074

Total interest income	9,715,358	6,713,055	18,356,354	12,403,157

INTEREST EXPENSE
Deposits	4,182,817	2,433,017	7,844,187	4,542,923
Other borrowings	—	25,515	1,092	25,935
Junior subordinated debentures	149,336	139,960	295,532	268,242

Total interest expense	4,332,153	2,598,492	8,140,811	4,837,100
NET INTEREST INCOME	5,383,205	4,114,563	10,215,543	7,566,057
PROVISION FOR LOAN LOSSES	326,000	498,000	817,400	803,000

Net interest income after provision for loan losses	5,057,205	3,616,563	9,398,143	6,763,057

NONINTEREST INCOME
Service charges on deposit accounts	95,748	60,560	179,775	113,465
Other customer fees	232,807	235,243	478,682	396,878
Net gain on sale of loans	885,741	760,346	1,864,909	1,758,198
Other income	16,135	42,457	52,538	51,000

Total noninterest income	1,230,431	1,098,606	2,575,904	2,319,541

NONINTEREST EXPENSE
Salaries and employee benefits	2,576,118	2,059,645	5,242,742	3,986,380
Premises lease	81,902	81,423	172,188	162,444
Depreciation and amortization expense	204,025	142,766	397,112	273,053
Occupancy and equipment	141,131	131,730	309,311	253,794
Data and item processing	172,006	127,332	323,370	245,291
Advertising expense	41,951	50,156	95,800	100,831
Printing, stationery and supplies	45,486	49,196	105,115	100,980
Telephone expense	28,031	27,389	57,035	52,378
Postage and courier	42,727	35,062	81,747	65,336
Legal fees	70,471	18,402	108,940	25,236
Director fees	65,600	84,400	123,000	162,700
Business and occupation taxes	84,121	73,147	156,743	133,709
Other expenses	596,200	326,954	1,035,922	593,434

Total noninterest expense	4,149,769	3,207,602	8,209,025	6,155,566

INCOME BEFORE PROVISION FOR INCOME TAXES	2,137,867	1,507,567	3,765,022	2,927,032
PROVISION FOR INCOME TAXES	708,000	461,000	1,253,000	980,400

NET INCOME	$1,429,867	$1,046,567	$2,512,022	$1,946,632

EARNINGS PER SHARE
Basic	$0.26	$0.38	$0.45	$0.71
Diluted	$0.24	$0.33	$0.42	$0.62

Average number of common shares outstanding	5,563,887	2,736,244	5,556,128	2,731,968
Fully diluted average common shares outstanding	5,926,369	3,152,021	5,592,216	3,120,587
See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-In	Retained	Compre-
	Shares	Amount	Capital	Earnings	hensive Loss	Total
Balance, December 31, 2005	2,722,048	$2,722,048	$9,052,658	$4,295,429	$(64,377)	$16,005,758

Net income				1,946,632		1,946,632

Other comprehensive loss, net of tax of ($20,019)					(38,861)	(38,861)

Total comprehensive income						1,907,771

Stock options exercised	20,272	20,272	57,578			77,850

Balance, June 30, 2006 (unaudited)	2,742,320	$2,742,320	$9,110,236	$6,242,061	$(103,238)	$17,991,379

Balance, December 31, 2006	5,545,673	$5,545,673	$48,089,861	$8,053,915	$(32,321)	$61,657,128

Net income				2,512,022		2,512,022

Other comprehensive loss, net of tax of ($21,095)					(40,890)	(40,890)

Total comprehensive income						2,471,132

Stock based compensation expense			13,242			13,242
Stock options exercised	21,805	21,805	88,285			110,090

Balance, June 30, 2007 (unaudited)	5,567,478	$5,567,478	$48,191,388	$10,565,937	$(73,211)	$64,251,592

See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,512,022	$1,946,632
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	817,400	803,000
Depreciation and amortization	397,112	273,053
Amortization of premiums	3,172	3,391
Stock based compensation	13,242	—
Net gain on sale of loans	(1,864,909)	(1,758,198)
Net change in
Accrued interest receivable	(284,893)	(370,751)
Other assets	(1,860,127)	(567,349)
Loans held for sale	2,390,140	1,593,489
Accrued interest payable	685,902	223,504
Other liabilities	225,387	(871,067)

Net cash from operating activities	3,034,448	1,275,704

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(64,336,575)	(68,215,927)
Purchases of investments available-for-sale	(2,485,042)	—
Proceeds from calls and maturities of investments available-for-sale	2,300,000	—
Principal repayments of mortgage-backed securities	6,742	13,867
Purchase of Federal Home Loan Bank stock	(84,700)	—
Purchases of premises and equipment	(1,826,489)	(614,526)

Net cash from investing activities	(66,426,064)	(68,816,586)

CASH FLOW FROM FINANCING ACTIVITIES
Net change in non-interest-bearing deposits	3,259,363	4,344,514
Net change in interest-bearing deposits	61,732,687	45,499,644
Proceeds from exercise of stock options	110,090	77,850

Net cash from financing activities	65,102,140	49,922,008

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,710,524	(17,618,874)
CASH AND CASH EQUIVALENTS, beginning of period	26,198,104	26,557,828

CASH AND CASH EQUIVALENTS, end of period	$27,908,628	$8,938,954

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$7,454,909	$4,613,596

Income taxes paid	$1,115,000	$1,240,000

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
     The consolidated financial statements include the accounts of WSB Financial Group, Inc. and its wholly owned subsidiaries, excluding the Trust, after eliminating all intercompany transactions. All share and per share information has been retroactivity adjusted to reflect a stock split effective August 15, 2006. (See Note 5)
     Unaudited Interim Financial Information — The accompanying interim consolidated financial statements as of June 30, 2007 and for the three months and six months ended June 30, 2007 and 2006 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2007, its results of operations for the three months and six months ended June 30, 2007 and 2006, and its cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the interim period are not necessarily indicative of the results for the full year. Certain information and footnote disclosures included in the Company’s financial statements for the year ended December 31, 2006 have been condensed or omitted from this report. Accordingly, the statements should be read with the financial statements and notes thereto included in the Company’s December 31, 2006 financial statements.
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
     The allowance consists of specific, classified, and general condition components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. A general condition component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The general condition component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

WSB FINANCIAL GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS – (Continued)
     Stock option plans — Effective January 1, 2006, the Bank adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
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
Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator

Net Income	$1,429,867	$1,046,567	$2,512,022	$1,946,632

Denominator

Weighted-average number of common shares outstanding	5,563,887	2,736,244	5,556,128	2,731,968

Incremental shares assumed for stock options	362,482	415,777	396,088	388,619

Weighted-average number of shares outstanding	5,926,369	3,152,021	5,952,216	3,120,587

Basic earning per common share	$0.26	$0.38	$0.45	$0.71

Diluted earnings per common share	$0.24	$0.33	$0.42	$0.62
     There were 24,000 shares of anti-dilutive options at June 30, 2007 and none at June 30, 2006.
     Recent accounting pronouncements - In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This pronouncement requires a certain methodology for measuring and reporting uncertain tax positions, as well as disclosures. . FIN 48 was effective as of January 1, 2007. FIN 48 did not have a material effect on the Company for the six months ended June 30, 2007.

WSB FINANCIAL GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS – (Continued)
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140” (SFAS No. 156). This pronouncement requires the recognition of a servicing asset or liability under specified circumstances, and if practicable, all separately recognized servicing assets and liabilities to be initially measured at fair value. Additionally, the pronouncement allows an entity to choose one of two methods when subsequently measuring its servicing assets and liabilities: the amortization method or the fair value method. The amortization method provided under SFAS No. 140, employs lower of cost or market (locom) valuation. The new fair value method allows mark ups, in addition to the mark downs under locom. SFAS No. 156 permits a one-time reclassification of available-for-sale securities to the trading classification. This statement was effective as of January 1, 2007. SFAS No. 156 did not have a material effect on the Company for the six months ended June 30, 2007
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 is not expected to have a material impact on the Company.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS No. 159 is not expected to have a material impact on the Company.
     Reclassifications – Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation and do not affect previously reported net income, equity, or earnings per share.

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2 — Loans and Allowance for Loan Losses
Loans are summarized as follows:

	June 30,	December 31,
	2007	2006
Real estate loans	$366,484,258	$314,869,567
Commercial and industrial loans	28,213,624	15,628,593
Individual loans for household and other personal expenditures	2,707,412	2,186,922
Other loans	1,140,939	1,046,687
Deferred fees	(1,333,722)	(558,961)

	$397,212,511	$333,172,808

	Six Months Ended
	June 30,
	2007	2006
Allowance for loan losses
Balances, beginning of period	$3,971,789	$2,520,323
Provision for losses	817,400	803,000
Recoveries	118	36
Loans charged off	(283,590)	(15,202)
Reclassification of allowance for unfunded credit commitments to other liabilities	(13,400)	(18,683)

Balances, end of period	$4,492,317	$3,289,474

The Bank had $201,000 in impaired loans as of June 30, 2007. These loans had $201,000 of specific reserves. There were no material impaired loans as of December 31, 2006.
Note 3 — Deposits
Deposit account balances are summarized as follows:

	June 30,	December 31,
	2007	2006
Non-interest-bearing	$30,123,485	$26,864,122
Interest-bearing demand	10,728,813	8,810,738
Money market accounts	102,533,401	104,221,222
Savings deposits	8,407,074	3,454,168
Certificates of deposit exceeding $100,000	108,585,219	79,317,401
Certificates of deposit less than $100,000	119,636,061	92,354,352

	$380,014,053	$315,022,003

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 – Incentive stock option plan
     The Company’s stockholders approved an Incentive Stock Option Plan on May 19, 1999. The purpose of the plan is to increase ownership interest in the Company by employees and directors of the Company, and to provide an incentive to serve as an employee and/or director of the Company. The stockholders originally approved 184,287 shares of common stock to the Plan. The stockholders approved additional allocations of 614,290 in 2005, 614,290 in 2004 and 184,287 shares in 2002. The maximum term of a stock option granted under the plan is ten years. Incentive stock options generally vest over a five year period while non-qualified stock options generally vest immediately.
     The following table summarizes the stock option activity for the six months ended June 30, 2007. Amounts have been adjusted to reflect a 6.1429-for 1 common stock split in August 2006:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Options	Per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2006	940,172	$7.61
Authorized	—	—
Granted	24,000	19.00
Exercised	(21,805)	5.05
Forfeited	(4,914)	6.43

Outstanding as of June 30, 2007	937,453	$7.97	7.26	$7,419,191

Exercisable as of June 30, 2007	763,567	$7.48	7.10	$6,355,784

     The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.
     The intrinsic value of stock options exercised during the six months ended June 30, 2007 was $279,514.
     The Company granted options for 24,000 shares during the quarter ended March 31, 2007 and did not grant any options in the quarter ended June 30, 2007. There was $143,000 in unrecognized compensation cost related to these stock options as of June 30, 2007 that is expected to be recognized as expense using a graded vesting over a five year period. Compensation expense related to these options was approximately $13,000 for the six months ending June 30, 2007.
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
Note 7 — Income Taxes
     On January 1, 2007 the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The results of the implementation did not have a material effect on the Company for the six months ended June 30, 2007.

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
     We currently have, on a consolidated basis, $455.3 million in total assets, net loans of $403.2 million (including loans held for sale), total deposits of $380.0 million, and stockholders’ equity of $64.3 million. Since our founding we have experienced consistent growth and rapid expansion. In addition, we have maintained profitability as reflected by our 1.20% annualized return on assets for the first six months of 2007. This growth is a result of our ability to attract and retain high-quality employees and add branches and loan production offices in attractive markets.
     We generate most of our revenue from interest on loans and investments, loan fees, service charges, and mortgage banking income. As of June 30, 2007, 72.6% of our revenue was interest on loans, 11.8% loan fees, 8.9% mortgage banking income, 3.4% service charges and 3.3% interest on investments. We offer a variety of loans to our customers, including commercial and residential real estate loans, construction and land development loans, commercial and industrial loans, and to a lesser extent, consumer loans. As of June 30, 2007, approximately 92.2% of our loans related to the construction or development, purchase, improvement or refinancing of commercial and residential real estate, approximately 6.9% were C&I loans and 0.9% were consumer loans. Approximately 87.5% of our revenue is derived from real estate, of which approximately 28.3% is derived from residential real estate. Including our originations of residential real estate loans which are sold in the secondary market, approximately 91.5% of our actual lending activities are related to real estate. Of this amount, 34.3% is residential real estate, 50.6% is construction and land development, and 6.5% is commercial real estate.
     We offer a wide range of real estate and other loan products to meet the demands of our customers; however, we do not now and have not previously engaged in any subprime lending.
     We have also recently increased our emphasis on C&I lending, although the portion of the loan portfolio invested in C&I loans is still relatively small. While continuing our commitment to commercial real estate lending, we expect C&I lending to become increasingly important for us over time.

     An adverse change in the economy affecting values of real estate generally, or in west Puget Sound, could, because of our high concentration of loans secured by real estate, materially and adversely affect our profitability, growth and financial condition. Further, because approximately 61.0% of our loans are interest-only (primarily real estate construction and development) and 41.0% are variable rate, significant increases in interest rates could also result in increased loan delinquencies, defaults and foreclosures.
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
     Market interest rates increased in the first two quarters of 2006 as a result of the Federal Reserve Board’s monetary policies. Our net interest margin remained relatively constant at an average of 5.65% through 2006, however, because we are in an “asset neutral” position, based on our current net interest income simulation. In addition, a substantial percentage of our loan portfolio (41.0% of our total loans as of June 30, 2007) has been comprised of variable rate loans that reprice as interest rates rise. The Federal Reserve stopped raising rates in July, 2006. If interest rates decline, our margins could also decrease until we can adjust the mix of our assets and liabilities to compensate for the changed interest rate environment. Our net interest margin decreased to 5.06% in the first six months of 2007, primarily as a result of higher rates paid on deposits.

	Key Financial Matters
					Year Ended
	Three Months Ended		Six Months Ended		December
	June 30,		June 30,		31,
	2007	2006	2007	2006	2006
	(Dollars in thousands, except per share data)
Net income	$1,430	$1,047	$2,512	$1,947	$3,885
Basic earnings per share	0.26	0.38	0.45	0.71	1.35
Diluted earnings per share	0.24	0.33	0.42	0.62	1.18
Total assets	455,252	301,181	455,252	301,181	386,754
Net loans(1)	403,202	274,750	403,202	274,750	340,208
Total deposits	380,014	274,011	380,014	274,011	315,022
Net interest margin	5.06%	6.05%	5.06%	5.85%	5.65%
Efficiency ratio	62.7%	61.2%	64.2%	62.6%	65.3%
Return on average assets	1.30%	1.48%	1.20%	1.45%	1.28%
Return on average equity	9.0%	25.4%	8.0%	23.0%	19.6%

(1)	Includes loans held for sale.
     We have focused on correcting the regulatory compliance procedures that were addressed in the memorandum of understanding with the FDIC in 2006, which is described in Item 1A of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2006. While compliance with the terms of the memorandum resulted in additional compliance expenses with respect to the Home Mortgage Disclosure Act and other federal consumer protection and fair lending laws and continued compliance will result in some additional expense, these expenses did not have a material adverse effect on our financial condition for fiscal 2006, or for the six months ended June 30, 2007, and are not anticipated to have a material adverse effect on our financial condition in future periods. We do not expect the memorandum of understanding to adversely affect our operations or our ability to execute our growth strategy.

     In the first six months of 2007, immediately following our initial public offering which closed on December 19, 2006, as expected our non-interest expenses increased as a result of the financial, accounting, legal and other additional expenses associated with operating as a public company, adversely affecting our efficiency ratio. We estimate these additional expenses at $300,000 in 2007.
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
     Return on Average Equity. Our return to our shareholders is measured in the form of return on average equity, or ROE. Our net income for the three months ended June 30, 2007 increased 36.6% to $1.4 million compared to $1.0 million for the three months ended June 30, 2006. Net income increased due to the significant increase in loans and fees associated with loan growth. Basic earnings per share, or EPS, decreased to $0.26 for the three months ended June 30, 2007 compared to $0.38 for the three months ended June 30, 2006, as a result of the shares issued in our initial public offering. Similarly, diluted EPS decreased to $0.24 for the three months ended June 30, 2007 compared to $0.33 for the three months ended June 30, 2006. The increase in our stockholders’ equity as a result of the offering drove our ROE down to 9.0% for the three months ended June 30, 2007 compared to 25.4% for the three months ended June 30, 2006.
     Our net income for the six months ended June 30, 2007 increased 29.0% to $2.5 million compared to $1.9 million for the six months ended June 30, 2006. Net income increased due to increases in loans and fees associated with loan growth. Basic earnings per share, or EPS, decreased to $0.45 for the six months ended June 30, 2007 compared to $0.71 for the six months ended June 30, 2006, as a result of the shares issued in our initial public offering. Diluted EPS decreased to $0.42 for the six months ended June 30, 2007 compared to $0.62 for the six months ended June 30, 2006. The increase in our stockholders’ equity as a result of the offering decreased our ROE to 8.0% for the six months ended June 30, 2007 compared to 23.0% for the six months ended June 30, 2006.
     Return on Average Assets. Our return on average assets, or ROA, for the three months ended June 30, 2007 was 1.30% compared to 1.48% for the three months ended June 30, 2006. Our ROA decreased slightly despite the increase in our net income, because our assets grew at a higher rate.
     Our return on average assets, or ROA, for the six months ended June 30, 2007 was 1.20% compared to 1.45% for the six months ended June 30, 2006.

     Asset Quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of nonperforming loans and assets as a percentage of total loans and total assets, and net charge-offs as a percentage of average loans. These measures are key elements in estimating the future earnings of a financial institution. We had $201,000 in non-performing loans as of June 30, 2007 compared to $219,000 at December 31, 2006. Non-performing loans as a percentage of total loans were 0.05% as of June 30, 2007 compared to 0.06% at December 31, 2006. For the six months ended June 30, 2007 net charge-offs to average loans were 0.07%, as compared to 0.01% for the year ended December 31, 2006.
     Asset Growth. Because revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS. The majority of our assets are loans, and the majority of our liabilities are deposits, and therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 17.7% during the first six months of 2007 from $386.8 million as of December 31, 2006 to $455.3 million as of June 30, 2007. Total deposits increased 20.6% to $380.0 million as of June 30, 2007 compared to $315.0 million as of December 31, 2006. Net loans increased 18.5% to $403.2 million as of June 30, 2007 compared to $340.2 million as of December 31, 2006.
     Capital and Liquidity. Maintaining adequate capital levels in light of our rapid growth has been one of our primary areas of focus. Our actual equity to assets increased to 15.9% at December 31, 2006, as a result of our initial public offering, and our average equity to average assets at June 30, 2007 was 15.00%. We monitor liquidity levels to ensure we have adequate sources available to fund our loan growth. The key measure we use to monitor liquidity is the net loan to deposit ratio. At June 30, 2007 the net loan to deposit ratio had decreased to 106.1%, down from 108.0% at December 31, 2006. Maintaining appropriate liquidity levels is imperative to us in order to continue our strong growth levels.
     Net Interest Margin. Our net interest margin decreased to 5.06% for the second three months of 2007 compared to 6.05% for second three months of 2006, primarily as a result of higher rates on deposits. Our net interest margin for the six months ended June 30, 2007 was 5.06% compared to 5.85% for the six months ended June 30, 2006. Our net interest margin for the year ended December 31, 2006 was 5.65%
     Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income plus non-interest income) deteriorated somewhat, increasing to 62.7% for the second three months of 2007 compared to 61.2% for second three months 2006, as a result of the increased non-interest expense associated with operating as a public company. Our efficiency ratio increased to 64.2% for the first six months of 2007 compared to 62.6% for six three months 2006. Our efficiency ratio for the year ended December 31, 2006 was 65.3%. We expect our efficiency ratio to gradually improve during the remainder of 2007.
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
     Although we believe the level of the allowance as of June 30, 2007 was adequate to absorb probable losses in the loan portfolio, a decline in local economic, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
     Available for Sale Securities. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. We believe this is a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair value is based on a matrix pricing model. Management utilizes the services of a reputable third-party vendor to assist with the determination of estimated fair values. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.
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
     We adopted SFAS 123R using a modified prospective approach. Under the modified prospective approach, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Compensation expense, net of estimated forfeitures, for awards outstanding at the effective date is recognized over the remaining service period using the compensation cost calculated in prior periods. On January 1, 2006, the Company was a non-public entity that had historically used the minimum value method of the Black-Scholes model. Accordingly the value of options granted prior to January 1, 2006, regardless of vesting, will not be reflected in the income statement of the Company for any period.
     We have granted nonqualified and qualified stock options under our Stock Option Plan prior to 2006. We did not grant any options in 2006. We granted 24,000 shares in options in the first quarter of 2007 and none in the second quarter 2007. Our stock options for employees include a service condition that relates only to vesting. The stock options generally vest over five years at the rate of 20% per year. Compensation expense is amortized on a straight-line basis over the vesting period of the award.

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
Financial Overview for the Three and Six Months Ended June 30, 2007 and 2006

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(Dollars in thousands, except per share data)
Consolidated Statement of Earnings Data:
Interest income	$9,715	$6,713	$3,002	$18,356	$12,403	$5,953
Interest expense	4,332	2,599	1,733	8,141	4,837	3,304

Net interest income	5,383	4,114	1,269	10,215	7,566	2,649
Provision for loan losses	326	498	(172)	817	803	14

Net interest income after provision for loan losses	5,057	3,616	1,441	9,398	6,763	2,635
Non-interest income	1,231	1,099	132	2,576	2,320	256
Non-interest expense	4,150	3,207	943	8,209	6,156	2,053

Income before provision for income taxes	2,138	1,508	630	3,765	2,927	838
Provision for income taxes	708	461	247	1,253	980	273

Net income	$1,430	$1,047	$383	$2,512	$1,947	$565

Earnings per share – basic	$0.26	$0.38	$(0.12)	$0.45	$0.71	$(0.26)

Earnings per share – diluted	$0.24	$0.33	$(0.09)	$0.42	$0.62	$(0.20)

     Our net income grew by 36.6% to $1.4 million for the three months ended June 30, 2007 as compared to $1.0 million for the three months ended June 30, 2006. This was attributable principally to an increase in net interest income of $1.3 million partially offset by a $0.9 million increase in non-interest expense. The increase in net interest income was the result of an increase in the volume of interest-earning assets, primarily loans offset by an increase in our cost of funds resulting from a increase in market rates for interest-bearing deposits. Our return on average equity was 9.0% and our return on average assets was 1.30% for the three months ended June 30, 2007, compared to 25.4% and 1.48%, respectively for the three months ended June 30, 2006.

     Our net income grew by 29.0% to $2.5 million for the six months ended June 30, 2007 as compared to $1.9 million for the six months ended June 30, 2006. This was attributable principally to an increase in net interest income of $2.6 million partially offset by a $2.1 million increase in non-interest expense. The increase in net interest income was the result of an increase in the volume of interest-earning assets, primarily loans offset by an increase in our cost of funds resulting from a increase in market rates for interest-bearing deposits. Our return on average equity was 8.0% and our return on average assets was 1.20% for the six months ended June 30, 2007, compared to 23.0% and 1.45%, respectively for the six months ended June 30, 2006.
     Net Interest Income and Net Interest Margin. The $1.3 million, 30.8% increase in net interest income for the period was due to (i) an increase in interest income of $3.0 million, reflecting the effect of a $154.2 million increase in average interest-earning assets offset by (ii) an increase in interest expense of $1.7 million. Net interest income for the six months ended June 30, 2007 increased $2.6 million, 35.0% from the same period 2006. Average interest-earning assets increased $146.7 million with interest income increasing $6.0 million and interest expense increasing $3.3 million.
     The average yield on our interest-earning assets was 9.12% for the three months ended June 30, 2007 period compared to 9.87% for the same period of 2006, a decrease of 0.75%. The average yield on our interest-earning assets was 9.09% for the six months ended June 30, 2007 compared to 9.59% for the same period of 2006, a decrease of 0.50%. The decrease in the average yield on our interest-earning assets resulted from a decrease in market rates, repricing on our adjustable rate loans, and new loans originated with lower interest rates because of the decreasing interest rate environment.
     The cost of our average interest-bearing liabilities increased to 5.03% for the three months ended June 30, 2007 from 4.36% for the same period of 2006. The cost of our average interest-bearing liabilities increased to 5.02% for the six months ended June 30, 2007 from 4.27% for the same period of 2006. In addition to broad increases in the average rates paid by Westsound Bank on deposit balances, the increase was the result of a change in the mix of deposits toward higher-paying money market accounts and time certificates of deposits.
     Our average rate on our interest-bearing deposits increased 0.72% from 4.26% during the three months ended June 30, 2006 to 4.98% for the same period of 2007, reflecting increases in general market rates as well as a change in the mix of deposits toward higher-paying time deposits. Our average rate on interest-bearing deposits for the six months ended June 30, 2007 was 4.96% compared to 4.17% at June 30, 2006 an increase of .79%. Our average rate on total deposits (including non-interest bearing deposits) increased to 4.56% for the six months ended June 30, 2007 from 4.08% for the year ended December 31, 2006.
     The 99 basis point decrease in our net interest margin, which decreased to 5.06% for the three months ended June 30, 2007 from 6.05% for the three months ended June 30, 2006, was due to our higher cost of funding and the decrease in earning assets yield. Our net interest margin decreased 79 basis points to 5.06% for the six months ended June 30, 2007 from 5.85% for the six months ended June 30, 2006.
     The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

	Three Months Ended June 30,
	2007			2006
			Average			Average
			Yield			Yield
	Average		or	Average		or
	Balance	Interest	Cost(6)	Balance	Interest	Cost(6)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)(2)(3)	$395,639	$9,324	9.45%	$257,613	$6,545	10.19%
Investment securities — taxable	6,213	71	4.58%	6,496	66	4.08%
Investment securities — non-taxable(3)	1,816	19	4.20%	1,824	19	4.18%

	Three Months Ended June 30,
	2007			2006
			Average			Average
			Yield			Yield
	Average		or	Average		or
	Balance	Interest	Cost(6)	Balance	Interest	Cost(6)
	(Dollars in thousands)
Federal funds sold	19,851	257	5.19%	4,865	59	4.86%
Other investments(4)	3,530	44	5.00%	2,059	24	4.68%

Total interest-earning assets	427,049	9,715	9.12%	272,857	6,713	9.87%
Non-earning assets:
Cash and due from banks	5,447			5,582
Unearned loan fees	(1,223)			(457)
Allowance for loan losses	(4,423)			(3,014)
Other assets	14,502			8,303

Total assets	$441,352			$283,271

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$8,079	$20	0.99%	$14,684	$17	0.46%
Money market	103,123	1,176	4.57%	117,570	1,178	4.02%
Savings	7,188	70	3.91%	3,738	13	1.39%
Time certificates of deposit	218,622	2,916	5.35%	93,142	1,225	5.28%

Total interest-bearing deposits	337,012	4,182	4.98%	229,134	2,433	4.26%
Short-term borrowings	0	0	0.00%	1,816	26	5.74%
Junior subordinated debt	8,248	150	7.29%	8,248	140	6.81%

Total interest-bearing liabilities	345,260	4,332	5.03%	239,198	2,599	4.36%
Non-interest-bearing liabilities
Demand deposits	29,556			24,990
Other liabilities	2,757			1,360

Total liabilities	377,573			265,548
Stockholders’ equity	63,779			17,723

Total liabilities and stockholders’ equity	$441,352			$283,271

Net interest income		$5,383			$4,114

Net interest spread(5)			4.09%			5.51%
Net interest margin			5.06%			6.05%

(1)	Includes average non-accrual loans of $494,000 at June 30, 2007 and $85,000 at June 30, 2006.

(2)	Loan fees of $1.4 million and $1.4 million are included in the yield computations for June 30, 2007 and 2006, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(4)	Includes interest-bearing deposits with correspondent banks.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Annualized.

	Six Months Ended June 30,
	2007			2006
			Average			Average
			Yield			Yield
	Average		or	Average		or
	Balance	Interest	Cost(6)	Balance	Interest	Cost(6)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)(2)(3)	$379,607	$17,667	9.39%	$242,418	$11,997	9.98%
Investment securities — taxable	6,358	144	4.57%	6,397	131	4.13%
Investment securities — non-taxable(3)	1,817	38	4.22%	1,825	38	4.20%
Federal funds sold	15,859	413	5.25%	8,002	181	4.56%
Other investments(4)	3,738	94	5.07%	2,073	56	5.45%

Total interest-earning assets	407,379	18,356	9.09%	260,715	12,403	9.59%
Non-earning assets:
Cash and due from banks	5,288			6,136
Unearned loan fees	(1,020)			(435)
Allowance for loan losses	(4,270)			(2,834)
Other assets	13,462			8,354

Total assets	$420,839			$271,936

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$7,857	$39	1.00%	$13,508	$30	0.45%
Money market	103,934	2,350	4.56%	112,434	2,435	4.37%
Savings	5,911	112	3.82%	4,002	23	1.16%
Time certificates of deposit	201,291	5,343	5.35%	89,524	2,055	4.63%

Total interest-bearing deposits	318,993	7,844	4.96%	219,468	4,543	4.17%
Short-term borrowings	43	1	4.69%	925	26	5.67%
Junior subordinated debt	8,248	296	7.24%	8,248	268	6.55%

Total interest-bearing liabilities	327,284	8,141	5.02%	228,641	4,837	4.27%
Non-interest-bearing liabilities
Demand deposits	28,263			24,805
Other liabilities	2,255			1,425

Total liabilities	357,802			254,871
Stockholders’ equity	63,037			17,065

Total liabilities and stockholders’ equity	$420,839			$271,936

Net interest income		$10,215			$7,566

Net interest spread(5)			4.07%			5.33%
Net interest margin			5.06%			5.85%

(1)	Includes average non-accrual loans of $366,000 at June 30, 2007 and $96,000 at June 30, 2006.

(2)	Loan fees of $2.5 million and $2.5 million are included in the yield computations for June 30, 2007 and 2006, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(4)	Includes interest-bearing deposits with correspondent banks.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Annualized.

The following table shows the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates.

	Three Months Ended June 30, 2007				Six Months Ended June 30, 2007
	Compared to Three Months				Compared to Six Months
	Ended June 30, 2006				Ended June 30, 2006
	Net Change	Rate	Volume	Mix	Net Change	Rate	Volume	Mix
	(In thousands)
Loans	$2,779	$(1,901)	$14,065	$(9,385)	$5,670	$(1,441)	$13,691	$(6,580)
Investment securities — taxable	5	33	(12)	(16)	13	28	(2)	(13)
Investment securities — non-taxable	0	0	0	0	0	0	0	0
Federal funds sold	198	16	729	(547)	232	55	358	(181)
Other investments	20	7	69	(56)	38	(8)	91	(45)

Total interest income:	3,002	(1,845)	14,851	(10,004)	5,953	(1,366)	14,138	(6,819)
Interest expense:
Interest-bearing demand	3	78	(31)	(44)	9	75	(26)	(40)
Money market	(2)	653	(581)	(74)	(85)	216	(371)	70
Savings	57	94	48	(85)	89	107	22	(40)
Time certificates of deposit	1,691	70	6,619	(4,998)	3,288	648	5,174	(2,534)
Short-term borrowings	(26)	(104)	(104)	182	(25)	(9)	(50)	34
Junior subordinated debt	10	40	0	(30)	28	56	0	(28)

Total interest expense	1,733	831	5,951	(5,049)	3,304	1,093	4,749	(2,538)

Net interest income	$1,269	$(2,676)	$8,900	$(4,955)	$2,649	$(2,459)	$9,389	$(4,281)

     Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
     The provision for loan losses for the three months ended June 30, 2007 was $326,000 compared to $498,000 for the three months ended June 30, 2006. The provision for loan losses for the six months ended June 30, 2007 was $817,400 compared to $803,000 for the six months ended June 30, 2006. The provision increased primarily due to the significant increase in loans. Total net loans increased by $63.0 million for the first six months of 2007 and $67.5 million for the same period of 2006. We experienced $284,000 of net loan charge-offs in the first six months 2007 compared to $15,000 of net loan charge-offs in the same period of 2006.
     Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(In thousands)
Service charges and other income	$345	$339	$6	$711	$562	$149
Net gain/(loss) on sale of loans	886	760	126	1,865	1,758	107

Total non-interest income	$1,231	$1,099	$132	$2,576	$2,320	$256

     The $132,000 or 12.01% increase in total non-interest income during the three months ended June 30, 2007 was primarily influenced by the increase in net gain on sale of loans. Non-interest income for the six months ended June 30, 2007 increased $256,000 or 11.03% from the same period of 2006.
     Non-Interest Expense. The following tables present, for the periods indicated, the major categories of non-interest expense, which represent a re-classification of certain categories as presented in our consolidated financial statements and related notes appearing elsewhere in this report:

	Three Months			Six Months
	Ended June 30,		Increase	Ended June 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(In thousands)
Salaries, wages and employee benefits	$2,576	$2,059	$517	$5,243	$3,986	$1,257
Occupancy, equipment and depreciation	427	356	71	878	689	189
Data and item processing	172	127	45	323	245	78
Advertising expense	42	50	(8)	96	101	(5)
Printing, stationery and supplies	45	49	(4)	105	101	4
Telephone expense	28	27	1	57	52	5
Postage and courier	43	35	8	82	65	17
Legal fees	71	17	54	109	25	84
Director fees	66	84	(18)	123	162	(39)
OREO expense, net	29	0	29	37	0	37
Business & occupation taxes	84	73	11	157	134	23
Other	567	330	237	999	596	403

Total non-interest expense	$4,150	$3,207	$943	$8,209	$6,156	$2,053

     The $0.9 million or 29.4% increase in non-interest expense for the three months ended June 30, 2007 is primarily attributable to the salary, occupancy and other costs associated with our new offices. Non-interest expense increased $2.1 million or 33.4% for the six months ended June 30, 2007 from the same period of 2006.
     Provision for Income Taxes. We recorded tax provisions of $708,000 for the three months ended June 30, 2007 compared to $461,000 for the same period in the prior year. The tax provision for the six months ending June 30, 2007 was $1,253,000 compared to $980,400 for the same period in the prior year. Our effective tax rate was approximately 33.1% for three months ended June 30, 2007 and 30.6% for the three months ended June 30, 2006. Our effective tax rate was approximately 33.3% for the six months ended June 30, 2007 and 33.5% for the six months ended June 30, 2006. Differences from the statutory rates in either period were largely due to the non-taxable nature of income from municipal securities.
Financial Condition
     Our total assets at June 30, 2007 and December 31, 2006 were $455.3 million and $386.8 million, respectively. Our average earning assets for the six months ended June 30, 2007 and the fiscal year ended December 31, 2006 were $407.4 million and $292.8 million, respectively. Total deposits at June 30, 2007 and December 31, 2006 were $380.0 million and $315.0 million, respectively.
Loans
     Our net loans at June 30, 2007 and December 31, 2006 were $403.2 million and $340.2 million, respectively, an increase of 18.5% over the prior period. Net loans include loans held for sale. Our overall steady growth in loans is consistent with our historical focus and strategy to grow our loan portfolio. While we will continue to focus on our strong real estate lending portfolio, we intend to diversify the portfolio in future periods.

     The following table shows the amounts of loans (including loans held for sale) outstanding at the end of each of the periods indicated.

	At June 30, 2007		At December 31, 2006		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)
Real estate loans:
Construction & land development	$234,934	57.4%	$194,709	56.5%	$40,225	20.7%
Commercial real estate	90,812	22.2%	67,224	19.5%	23,588	35.1%
Residential real estate	51,220	12.5%	63,942	18.5%	(12,722)	(19.9)%
Commercial & industrial loans	28,214	6.9%	15,629	4.5%	12,585	80.5%
Consumer loans	3,848	0.9%	3,235	0.9%	613	18.9%

Gross loans	409,028	100.0%	344,739	100.0%	64,289	18.6%
Allowance for loan losses	4,492		3,972		520	13.1%
Deferred loan fees, net	1,334		559		775	138.6%

Net loans	$403,202		$340,208		$62,994	18.5%

     Concentrations. As of June 30, 2007, in management’s judgment, a concentration of loans existed in real estate-related loans. At that date, real estate-related loans comprised 92.2% of total loans. At December 31, 2006, real estate-related loans comprised 94.5% of total loans, of which approximately 59.8%, 20.6% and 19.6% were construction and land development, commercial real estate and residential real estate, respectively.
     Additionally, as of June 30, 2007, in management’s judgment, a concentration of loans existed in interest-only loans, primarily construction and development loans secured by real estate. At that date, interest-only loans comprised 61.0% of total loans, of which approximately 84.0% were construction and land development, 9.7% were residential, 3.7% were commercial real estate, 2.4% were commercial and industrial, and 0.2% were consumer. As of December 31, 2006, interest only loans comprised 61.5% of total loans.
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

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Non-accrual loans	$201	$219
Accruing loans past due 90 days or more	—	—

Total non-performing loans (NPLs)	201	219
Other real estate owned	1,605	—

Total non-performing assets (NPAs)	$1,806	$219

Selected ratios
NPLs to total loans	0.05%	0.06%
NPAs to total assets	0.40%	0.06%

     OREO Properties. At June 30, 2007 we had $1.6 million in OREO property and none at December 31, 2006.
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
     We had $201,000 in impaired loans at June 30, 2007. These loans had $201,000 of specific reserves. There were no material impaired loans at December 31, 2006.
     At June 30, 2007, we had no loans not disclosed above as non-accrual loans, as to which we had serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in disclosure of these loans as non-accrual loans.
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
     General Allowances. We perform a portfolio segmentation based on risk grading. Credits are rated into seven different categories (Grades 1-7), with a percentage of the portfolio, based on grade, allocated to the allowance. The loss factors for each risk grade are determined by management based on management’s overall assessment of the overall credit quality at month end taking into account various quantitative and qualitative factors such as trends of past due and non-accrual loans, asset classifications, loan grades, collateral value, historical loss experience and economic conditions. The first three grades are considered satisfactory. The other four grades range from a “Watch/Pass” category to a “Loss” category. For a discussion of these four grades, see “Business — Credit Policies” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2006.
     The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	As of and For The		As of and For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,407	$2,825	$3,972	$2,520
Loans charged off
Real estate loans:
Construction	57	—	57	—
Commercial real estate	109	—	109	—
Residential real estate	—	—	47	—
Commercial & industrial loans	62	15	62	15
Consumer loans	6	—	9	—

Total	234	15	284	15
Recoveries:
Real estate loans:
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial & industrial loans	—	—	—	—
Consumer loans	—	—	—	—

Total	0	0	0	0
Net loan charge-off (recovery)	234	15	284	15
Reclassification of unfunded credit commitments to other liabilities	(7)	(19)	(13)	(19)
Provision for loan losses	326	498	817	803

Ending balance	$4,492	$3,289	$4,492	$3,289

Loans	$409,028	$278,521	$409,028	$278,521
Average loans	395,639	257,613	379,607	242,418
Non-performing loans	201	—	201	—
Selected ratios:
Net charge-offs to average loans	0.06%	0.01%	0.07%	0.01%
Provision for loan losses to average loans	0.08%	0.19%	0.22%	0.33%
Allowance for loan losses to loans outstanding at end of period	1.10%	1.18%	1.10%	1.18%
Allowance for loan losses to non-performing loans	2234.8%	N/A	2234.8%	N/A
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
     The principal sources of guidance on accounting for allowances in a loan portfolio under GAAP are Statement of Financial Accounting Standards No. 5, (SFAS No. 5) and Statement of Financial Accounting Standards No. 114 (SFAS No. 114). In addition guidance given in Statement of Financial Accounting Standards No. 118 (SFAS No. 118) and Staff Accounting Bulletin No. 112 (SAB No. 102) will be utilized and implemented as applicable.
     Because there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or types of loans, including general economic, other conditions and trends, we have established a portion of the allowance for loan losses based on our evaluation of these risks. This portion of our allowance is determined based on various factors including, but not limited to, general economic conditions of our market area, the growth, composition and diversification of our loan portfolio, the experience level of our lending officers and staff, and the quality of our credit risk management. This portion of our allowance has increased in recent years primarily as a result of our loan growth and because a relatively high percentage of our loans are unseasoned. At June 30, 2007, 79.2% of our total loan portfolio consisted of loans booked in the last two years, including loan renewals. This risk portion of the allowance for loan losses decreased from the prior period due to increases in our allocated portion. As of June 30, 2007, this risk portion of the allowance for loan losses was $495,000 or 11.02% of the total allowance, compared with $1,625,000 or 40.9% of the total allowance as of December 31, 2006.
Investments
     The carrying value of our investment securities totaled $8.4 million at June 30, 2007 and $8.2 million at December 31, 2006. Our portfolio of investment securities during 2007 and 2006 consisted primarily of federal and state government securities.
     The carrying values of our portfolio of investment securities at June 30, 2007 and December 31, 2006 were as follows:

	Carrying Value at
	June 30,	December 31,	$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands)
U.S. government agencies	$6,534	$6,382	$152	2.4%
Obligations of states and political subdivisions	1,780	1,812	(32)	(1.8)%
Mortgage-backed securities	43	50	(7)	(14.0)%

Total investment securities	$8,357	$8,244	$113	1.4%

Deposits
     Total deposits were $380.0 million at June 30, 2007 compared to $315.0 million at December 31, 2006. The 20.6% increase in total deposits is attributed primarily to our current market growth and entering into new markets. Non-interest-bearing demand deposits increased to $30.1 million or 7.9% of total deposits from $26.9 million, or 8.5% of total deposits, at December 31, 2006. Interest-bearing deposits are comprised of money market accounts, regular savings accounts, time deposits of under $100,000 and time deposits of $100,000 or more.
     The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

	Six Months Ended		Year Ended
	June 30, 2007		December 31, 2006
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand	$7,857	1.00%	$11,682	0.61%
Money market	103,934	4.56%	114,527	4.50%
Savings	5,911	3.82%	3,844	1.53%
Time certificates of deposit	201,291	5.35%	117,400	4.99%
Non-interest bearing deposits	28,263	0.00%	25,736	0.00%

Total	$347,256	4.56%	$273,189	4.08%

     Deposits are gathered from individuals, partnerships and corporations in our market areas. Our policy also permits the acceptance of brokered deposits. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing. The 48 basis point increase in interest rates paid during the six months ended June 30, 2007 is reflective of the significant competition in our market area for new deposits.
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
     June 30, 2007 Overview. As of June 30, 2007, our shareholders’ equity totaled $64.3 million, and our equity to asset ratio was 14.1%, compared to 15.9% as of December 31, 2006. This decrease is primarily the result of our asset growth.
     2006 Overview. As of December 31, 2006, our shareholders’ equity totaled $61.7 million, and our equity to asset ratio was 15.9%, compared to 6.4% as of December 31, 2005. This increase is attributed to the $40.2 million net proceeds of our initial public offering completed December 19, 2006.
     Stock Split. In August 2006, we completed a 6.1429-for-1 stock split effected in the form of a stock dividend. This resulted in issuing 5.1429 additional shares of stock to the common shareholders for each share previously held. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the $2,301,842 transfer of the par value of these additional shares from capital surplus. All share and per share amounts have been restated to reflect the retroactive effect of the stock split, except for our capitalization.
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

	Regulatory Requirements
	(Greater than or equal to		Actual at June 30, 2007
	stated percentage)			WSB Financial
	Adequately Capitalized	Well Capitalized	Westsound Bank	Group, Inc.
Tier 1 leverage capital ratio	4.0%	5.0%	16.1%	16.4%
Tier 1 risk-based capital	4.0%	6.0%	17.0%	17.4%
Total risk-based capital	8.0%	10.0%	18.1%	18.5%

	Regulatory Requirements
	(Greater than or equal to		Actual at December 31, 2006
	stated percentage)			WSB Financial
	Adequately Capitalized	Well Capitalized	Westsound Bank	Group, Inc.
Tier 1 leverage capital ratio	4.0%	5.0%	19.4%	19.8%
Tier 1 risk-based capital	4.0%	6.0%	19.7%	20.2%
Total risk-based capital	8.0%	10.0%	20.9%	21.4%
     We were well capitalized at both the bank and holding company at June 30, 2007 and December 31, 2006 for federal regulatory purposes.
     In order to manage our capital position more efficiently, we formed WSB Financial Group Trust I, a Delaware statutory trust formed with capital of $248,000, for the sole purpose of issuing trust preferred securities. During the third quarter of 2005, WSB Financial Group Trust I issued 8,000 Capital Securities, or the trust preferred securities, with liquidation value of $1,000 per security, for gross proceeds of $8.0 million. The entire proceeds of the issuance were invested by WSB Financial Group Trust I in $8.248 million of Junior Subordinated Deferrable Interest Debentures, or the subordinated debentures, issued by Westsound Bank, with identical maturity, repricing and payment terms as the trust preferred securities. The subordinated debentures represent the sole assets of WSB Financial Group Trust I. The subordinated debentures mature on September 15, 2035, and bear an interest rate at June 30, 2007 of 7.09% (based on 3-month LIBOR plus 1.73%), with repricing occurring and interest payments due quarterly. We injected $7.9 million of the net proceeds from the sale of the subordinated debentures into Westsound Bank and retained the remaining proceeds for the needs of WSB Financial Group, Inc.
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
     Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at June 30, 2007 of 7.09%. For each successive period beginning on March 15 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 1.73%. WSB Financial Group Trust I has the option to defer payment of the distributions for a period of up to five years, as long as we are not in default on the payment of interest on the subordinated debentures. We have guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities. For financial reporting purposes, our investment in the trust is accounted for under the equity method and is included in other assets on the accompanying consolidated balance sheet. The subordinated debentures issued and guaranteed by us and held by the trust are reflected on our consolidated balance sheet in accordance with provisions of Interpretation No. 46 issued by the Financial Accounting Standards Board, or FASB, No. 46, Consolidation of Variable Interest Entities. Under applicable regulatory guidelines, all of the trust preferred securities currently qualify as Tier 1 capital, although this classification may be subject to future change.

Liquidity
     The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of its operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $35.0 million. In addition, our current borrowing line with the FHLB, totaling $35.2 million as of June 30, 2007, is available under a blanket pledge agreement. As of June 30, 2007 we had $7.1 million in securities available to be sold or pledged to the FHLB.
     We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At June 30, 2007, we had approximately $46.8 million in liquid assets comprised of $27.9 million in cash and cash equivalents (including fed funds sold of $18.2 million), $8.4 million in available-for-sale securities and $10.5 million in loans held for sale.
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
     Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Increases in net loans for the six months ended June 30, 2007 and the year ended December 31, 2006 were $63.0 million and $133.0 million, respectively. Investment securities were $8.4 million at June 30, 2007 and $8.2 million at December 31, 2006. At June 30, 2007 we had outstanding loan commitments of $117.5 million and outstanding letters of credit of $836,000. We anticipate that we will have sufficient funds available to meet current loan commitments.
     Net cash provided by financing activities has been impacted significantly by increases in deposit levels. During the six months ended June 30, 2007 and the year ended December 31, 2006, deposits increased by $65.0 million and $90.9 million, respectively. During the year ended December 31, 2006, net proceeds from our initial public offering provided an additional $40.2 million cash.
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
     At June 30, 2007, our market value of portfolio equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in market value of portfolio equity for this set of rate shocks as of June 30, 2007.
Market Value of Portfolio Equity

				Percentage of
		Percentage Change	Percentage of	Portfolio Equity
Interest Rate Scenario	Market Value	from Base	Total Assets	Book Value
	(Dollars in thousands)
Up 200 basis points	$58,399	(9.4)%	12.8%	90.89%
Up 100 basis points	61,416	(4.7)%	13.5%	95.59%
BASE	64,476	—	14.2%	100.35%
Down 100 basis points	67,752	5.1%	14.9%	105.45%
Down 200 basis points	71,545	11.0%	15.7%	111.35%
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

     Net Interest Income Simulation. In order to measure interest rate risk at June 30, 2007, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (embedded options), and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
     For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At June 30, 2007, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Sensitivity of Net Interest Income

				Net Interest
				Margin Change
	Adjusted Net	Percentage Change	Net Interest	(in basis
Interest Rate Scenario	Interest Income(1)	from Base	Margin Percent(1)	points)
	(Dollars in thousands)
Up 200 basis points	$18,102	4.8%	4.13%	19
Up 100 basis points	17,649	2.2%	4.02%	8
BASE	17,270	—	3.94%	—
Down 100 basis points	16,749	(3.0)%	3.82%	(12)
Down 200 basis points	16,269	(5.8)%	3.71%	(23)

(1)	These percentages are not comparable to other information discussing the percent of net interest margin since the income simulation does not take into account loan fees.
     Gap Analysis. Another way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to re-pricing in specified time periods.
     The following table sets forth the distribution of re-pricing opportunities of our interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (that is, interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of June 30, 2007. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. The interest rate relationships between the re-priceable assets and re-priceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on our net interest margins.

	June 30, 2007
	Amounts Maturing or Re-pricing in
		Over	Over
		3	1
	3	Months	Year
	Months	to	to	Over
	or	12	5	5	Non-
	Less	Months	Years	Years	Sensitive(1)	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$2,541	$—	$—	$—	$7,168	$9,709
Federal funds sold	18,200	—	—	—	—	18,200
Investment securities	1,149	680	5,633	1,006	(111)	8,357
Loans	173,329	124,494	85,665	25,310	(1,104)	407,694
Other assets(2)	567	—	—	—	10,725	11,292

Total assets	$195,786	$125,174	$91,298	$26,316	$16,678	$455,252

Liabilities and Stockholders’ Equity

Non-interest-bearing demand deposits	$—	$—	$—	$—	$30,123	$30,123
Interest-bearing demand, money market and savings	20,921	38,118	57,962	4,668	—	121,669
Time certificates of deposit	59,424	102,697	56,763	9,218	120	228,222
Short-term debt	—	—	—	—	—	—
Long-term debt	8,248	—	—	—	—	8,248
Other liabilities	—	—	—	—	2,738	2,738
Stockholders’ equity	—	—	—	—	64,252	64,252

Total liabilities and stockholders’ equity	$88,593	$140,815	$114,725	$13,886	$97,233	$455,252

Period gap	107,193	(15,641)	(23,427)	12,430	(80,555)
Cumulative interest-earning assets	195,786	320,960	412,258	438,574
Cumulative interest-bearing liabilities	88,593	229,408	344,133	358,019
Cumulative gap	107,193	91,552	68,125	80,555
Cumulative interest-earning assets to cumulative interest-bearing liabilities	2.21%	1.40%	1.20%	1.23%
Cumulative gap as a percent of:
Total assets	23.5%	20.1%	15.0%	17.7%
Interest-earning assets	54.8%	28.5%	16.5%	18.4%

(1)	Assets or liabilities and equity which are not interest rate-sensitive.

(2)	Allowance for loan losses of $4.5 million as of June 30, 2007 is included in other assets.
     At June 30, 2007, we had $321.0 million in assets and $229.4 million in liabilities re-pricing within one year. This means that $91.6 million more of our interest rate sensitive assets than our interest rate sensitive liabilities will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or re-pricing within one year at June 30, 2007 is 139.9%. This analysis indicates that at June 30, 2007, if interest rates were to increase, the gap would result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificates of deposit.
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

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our principal executive and financial officers evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, or Exchange Act) as of June 30, 2007. Based upon that evaluation, they concluded as of June 30, 2007, that our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in Securities and Exchange Commission rules and forms. In addition, our principal executive and financial officers concluded as of June 30, 2007 that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control
     There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Exemption From Management’s Report on Internal Control Over Financial Reporting
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Recent Sales of Unregistered Securities. The following sets forth information regarding all unregistered securities sold by the registrant in the three month period ended June 30, 2007:
          (1) Securities Issued Upon Exercise of Stock Options. The following shares of common stock were issued by registrant in the fiscal quarter ended June 30, 2007 pursuant to the exercise of stock options under the 1999 Incentive Stock Option Plan (the “Plan”): 6,757 shares to employees in April and 4,300 shares to employees in June for an aggregate purchase price of $53,602.
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
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
     Not applicable

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s Annual Shareholders Meeting was held on May 16, 2007 in Port Orchard, Washington. A total of 4,793,581 of the Company’s shares were present or represented by proxy at the meeting. This represented 86.27% of the Company’s outstanding shares entitled to vote. The following issues came before the shareholders for vote:
     Proposal No 1: Election of directors to serve on the Board of Directors.

Nominee	Term	Expiring	Votes For	Against	Withheld

Donald F. Cox, Jr.	2 Yr	2009	4,746,344	614	46,623
David K. Johnson	2 Yr	2009	4,748,761	614	44,206
James H. Lamb	3 Yr	2010	4,747,005	1,228	45,348
Brian B. McLellan	3 Yr	2010	4,665,577	82,081	45,923
Dean Reynolds	3 Yr	2010	4,746,744	614	46,223
     The four other directors who continue in office are: Donald H. Tucker; Louis J. Weir; Larry C. Westfall: and Richard N. Christopherson.
     Proposal No 2: Ratification of Moss Adams LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

For 4,755,749	Against 600	Abstain 35,390	Non-votes 1,842
ITEM 5: OTHER INFORMATION
     Not applicable.
ITEM 6: EXHIBITS
     See Exhibit Index on pages – 38 – 39.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized
WSB FINANCIAL GROUP, INC.
(Registrant)

Date: August 7, 2007	/s/ David K. Johnson David K. Johnson, Chief Executive Officer

Date: August 7, 2007	/s/ Mark D. Freeman

Mark D. Freeman, Chief Financial Officer

Exhibit
Number	Exhibit Index
3.1+	Articles of Incorporation of WSB Financial Group, Inc.

3.2+	Articles of Amendment

3.3+	Bylaws of WSB Financial Group, Inc.

3.4+	Amendment to Bylaws

10.1*+	1999 Stock Option Plan

10.2*+	Forms of 1999 Incentive Stock Option Plan Agreements

(a)+	Directors

(b)+	Employees

10.3+	Lease for Port Orchard branch, dated May 28, 2001

10.4+	Lease for Silverdale branch, dated October 1, 2001 and October 1, 2003

10.5+	Lease for Gig Harbor branch, dated March 2, 2004

10.6+	Lease for Federal Way branch, dated March 30, 2005

10.7+	Lease for Belfair LPO, dated December 13, 2005

10.8+	Lease for Port Townsend LPO, dated August 18, 2006

10.9†+	Agreement between Westsound Bank and Fiserv Solutions Inc. dated August 11, 2006

10.10*+	Westsound Bank 401(k) Profit Sharing Plan

10.11+	Placement Agreement among the registrant, WSB Financial Group Trust I and Cohen Bros. & Company dated July 25, 2005

10.12+	Indenture by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.13+	Guarantee Agreement by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.14*+	Employment Agreement with David K. Johnson

10.15*+	Employment Agreement with Mark D. Freeman

10.16*+	Form of Employment Agreement with other executive officers

10.17+	Form of Indemnification Agreement with directors

Exhibit
Number	Exhibit Index
10.18+	Audit Committee Charter

10.19+	Compensation Committee Charter

10.20+	Corporate Governance/Nominating Committee Charter

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of David K. Johnson) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Mark D. Freeman) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Previously filed with the Company’s Amendment No. 5 to the S-1 registration statement filed with the Securities and Exchange Commission on December 8, 2006, file no. 333-137058.