Form 10-Q
period 2007-09-30
WSB Financial Group, Inc.
filed 2008-02-01
CIK 1372791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
Indicate the number of shares outstanding on each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding as of December 31, 2007

Common Stock, $1.00 par value	5,574,853

WSB FINANCIAL GROUP, INC.
FORM 10-Q
SEPTEMBER 30, 2007

i

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	September 30,	December 31,
	2007	2006
	Unaudited
ASSETS

Cash and cash equivalents
Cash and due from banks	$8,538,131	$9,048,104
Federal funds sold	21,825,000	17,150,000

Total cash and cash equivalents	30,363,131	26,198,104

Investment Securities available for sale, at fair value	8,700,108	8,243,643
Federal Home Loan Bank stock, at cost	318,900	234,200
Loans held for sale	6,650,316	11,007,194
Loans	419,022,862	333,172,808
Less allowance for loan losses	(17,852,351)	(3,971,789)

Total loans, net	401,170,511	329,201,019

Premises and equipment, net	9,495,909	7,845,740
Accrued interest receivable	2,536,729	1,980,117
Other real estate owned	1,647,161	—
Deferred tax asset	5,686,846	811,260
Other assets	1,478,901	1,232,877

Total assets	$468,048,512	$386,754,154

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Non-interest-bearing	$27,657,418	$26,864,122
Interest-bearing	372,152,275	288,157,881

Total deposits	399,809,693	315,022,003

Accrued interest payable	1,764,208	1,108,688
Other liabilities	1,642,831	718,335
Junior subordinated debentures	8,248,000	8,248,000

Total liabilities	411,464,732	325,097,026

Stockholders’ equity
Common stock, $1 par value; 15,357,250 shares authorized; 5,574,853 and 5,545,673 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	5,574,853	5,545,673
Additional paid-in capital	48,217,048	48,089,861
Retained earnings	2,813,593	8,053,915
Accumulated other comprehensive loss	(21,714)	(32,321)

Total stockholders’ equity	56,583,780	61,657,128

Total liabilities and stockholders’ equity	$468,048,512	$386,754,154

See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$9,825,405	$7,541,984	$27,492,641	$19,538,749
Interest on investments
Taxable	87,859	67,830	231,781	199,136
Tax-exempt	18,843	18,926	56,640	56,888
Interest on federal funds sold	171,096	47,750	584,078	228,800
Other interest income	38,627	11,210	133,044	67,284

Total interest income	10,141,830	7,687,700	28,498,184	20,090,857
INTEREST EXPENSE
Deposits	4,513,829	3,107,200	12,358,016	7,650,123
Other borrowings	149	5,013	1,241	30,948
Junior subordinated debentures	152,694	148,799	448,226	417,041

Total interest expense	4,666,672	3,261,012	12,807,483	8,098,112
NET INTEREST INCOME	5,475,158	4,426,688	15,690,701	11,992,745
PROVISION FOR LOAN LOSSES	13,361,600	463,500	14,179,000	1,266,500

Net interest (expense) income after provision for loan losses	(7,886,442)	3,963,188	1,511,701	10,726,245

NONINTEREST INCOME
Service charges on deposit accounts	94,913	67,469	274,688	180,934
Other customer fees	198,471	214,990	677,153	611,868
Net gain on sale of loans	736,676	940,649	2,601,585	2,698,847
Other income	(5,074)	1,487	47,464	52,487

Total noninterest income	1,024,986	1,224,595	3,600,890	3,544,136

NONINTEREST EXPENSE
Salaries and employee benefits	2,510,467	2,259,672	7,753,209	6,246,052
Premises lease	79,738	86,687	251,926	249,131
Depreciation and amortization expense	206,125	155,808	603,237	428,861
Occupancy and equipment	149,246	113,803	458,557	367,597
Data and item processing	166,997	129,687	490,367	374,978
Advertising expense	59,070	72,481	154,870	173,312
Printing, stationery and supplies	37,936	57,619	143,051	158,599
Telephone expense	25,605	31,483	82,640	83,861
Postage and courier	43,702	33,263	125,449	98,599
Legal fees	33,886	7,743	142,826	32,979
Director fees	70,200	68,994	193,200	231,694
Business and occupation taxes	83,219	69,641	239,962	203,350
OREO losses and expense, net	170,134	—	207,092	—
Provision for unfunded credit losses	548,000	—	561,400	—
Other expenses	583,963	359,076	1,569,527	952,510

Total noninterest expense	4,768,288	3,445,957	12,977,313	9,601,523

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(11,629,744)	1,741,826	(7,864,722)	4,668,858
PROVISION (BENEFIT) FOR INCOME TAXES	(3,877,400)	581,000	(2,624,400)	1,561,400

NET INCOME (LOSS)	$(7,752,344)	$1,160,826	$(5,240,322)	$3,107,458

EARNINGS (LOSS) PER SHARE
Basic	$(1.39)	$0.42	$(0.94)	$1.13
Diluted	$(1.39)	$0.36	$(0.94)	$0.99

Weighted-average number of common shares outstanding	5,573,089	2,752,163	5,561,844	2,738,775
Weighted-average number of dilutive shares outstanding	5,573,089	3,203,347	5,561,844	3,149,552
See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
					Accumulated
					Other
	Number		Additional	Retained	Compre-
	of Shares	Amount	Paid-In Capital	Earnings	hensive Loss	Total
Balance, December 31, 2005	2,722,048	$2,722,048	$9,052,658	$4,295,429	$(64,377)	$16,005,758

Net income				3,107,458		3,107,458

Other comprehensive income, net of tax of $10,528					20,436	20,436

Total comprehensive income						3,127,894

Fractional shares repurchased	(228)	(228)	(758)	(2,008)		(2,994)
Stock issued for director fees	10,473	10,473	105,820			116,293
Stock options exercised	151,733	151,733	816,518			968,251

Balance, September 30, 2006 (unaudited)	2,884,026	$2,884,026	$9,974,238	$7,400,879	$(43,941)	$20,215,202

Balance, December 31, 2006	5,545,673	$5,545,673	$48,089,861	$8,053,915	$(32,321)	$61,657,128

Net loss				(5,240,322)		(5,240,322)

Other comprehensive income, net of tax of $5,464					10,607	10,607

Total comprehensive loss						(5,229,715)

Stock based compensation expense			19,863			19,863
Stock options exercised	29,180	29,180	107,324			136,504

Balance, September 30, 2007 (unaudited)	5,574,853	$5,574,853	$48,217,048	$2,813,593	$(21,714)	$56,583,780

See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,240,322)	$3,107,458
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	14,179,000	1,266,500
Provision for OREO write-down	147,597	—
Depreciation and amortization	603,237	428,861
Amortization (accretion) of premiums/discounts	(3,442)	5,114
Director fees paid by stock in lieu of cash	—	116,293
Stock based compensation	19,863	—
Net gain on sale of premises and equipment and OREO	(10,738)	—
Net gain on sale of loans	(2,601,585)	(2,698,847)
Deferred income tax benefit	(4,881,050)	(169,253)
Net change in
Accrued interest receivable	(556,612)	(638,472)
Other assets	(246,024)	(558,263)
Loans held for sale	6,958,463	5,483,376
Accrued interest payable	655,520	754,952
Other liabilities	924,496	(781,759)

Net cash from operating activities	9,948,403	6,315,960

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(88,282,046)	(102,935,335)
Purchases of investments available-for-sale	(5,745,804)	—
Proceeds from calls and maturities of investments available-for-sale	5,300,000	—
Principal repayments of mortgage-backed securities	8,852	23,384
Purchase of Federal Home Loan Bank stock	(84,700)	—
Proceeds from sale of OREO	355,158	—
Purchases of premises and equipment	(2,264,530)	(1,015,779)
Proceeds from sale of premises and equipment	5,500	—

Net cash from investing activities	(90,707,570)	(103,927,730)

CASH FLOW FROM FINANCING ACTIVITIES
Net change in non-interest-bearing deposits	793,296	4,752,562
Net change in interest-bearing deposits	83,994,394	79,146,491
Proceeds from exercise of stock options	136,504	968,251
Fractional share payout	—	(2,994)

Net cash from financing activities	84,924,194	84,864,310

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,165,027	(12,747,460)
CASH AND CASH EQUIVALENTS, beginning of period	26,198,104	26,557,828

CASH AND CASH EQUIVALENTS, end of period	$30,363,131	$13,810,368

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$12,151,963	$7,343,160

Income taxes paid	$1,915,000	$1,890,000

NON-CASH INVESTING ACTIVITIES
Real estate acquired through foreclosure in settlement of loans	$2,133,554	—

See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
     Nature of operations and basis of consolidation — On March 12, 1999, Westsound Bank (the Bank) was granted a state charter as a commercial bank whose principal activity is to engage in general commercial banking business in the Bremerton area of Kitsap County, Washington. The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Bremerton, Washington. As a Washington State chartered financial institution, the Bank is subject to regulations by the Washington State Banking Department of Financial Institutions and the Federal Deposit Insurance Corporation. Westsound Bank has branches offices in Bremerton, Silverdale, Port Angeles, Port Orchard, Sequim, Gig Harbor, Poulsbo, Federal Way, and Port Townsend, Washington.
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
     The consolidated financial statements include the accounts of WSB Financial Group, Inc. and its wholly owned subsidiaries, excluding the Trust, after eliminating all intercompany transactions. All share and per share information has been retroactivity adjusted to reflect a stock split effective August 15, 2006. (See Note 5)
     Unaudited Interim Financial Information — The accompanying interim consolidated financial statements as of September 30, 2007 and for the three month and nine month periods ended September 30, 2007 and 2006 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2007, its results of operations for the three month and nine month periods ended September 30, 2007 and 2006, and its cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures included in the Company’s financial statements for the year ended December 31, 2006 have been condensed or omitted from this report. Accordingly, the statements should be read with the financial statements and notes thereto included in the Company’s December 31, 2006 financial statements.
     Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and deferred tax asset/liability.
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

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
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
     The Bank considers loans impaired when it is probable the Bank will be unable to collect all amounts as scheduled under the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. Changes in these values will be reflected in income and as adjustments to the allowance for loan losses.
     The accrual of interest on impaired loans is generally discontinued at the time the loan is 90 days past due or when, in management’s opinion, the borrower may be unable to meet payments as they become due. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received, or payment is considered certain. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
     Stock option plans — Effective January 1, 2006, the Bank adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
     Earnings per common share — Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. For the 2007 fiscal year, all outstanding stock options were excluded from the computation of the loss per share because they were antidilutive due to the net loss recorded during the year.
     Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator

Net Income (loss)	$(7,752,344)	$1,160,826	$(5,240,322)	$3,107,458

Denominator

Weighted-average number of common shares outstanding	5,573,089	2,752,163	5,561,844	2,738,775

Incremental shares assumed for stock options(1)	—	451,184	—	410,777

Weighted-average number of dilutive shares outstanding	5,573,089	3,203,347	5,561,844	3,149,552

Basic earnings (loss) per common share	$(1.39)	$0.42	$(0.94)	$1.13

Diluted earnings (loss) per common share(2)	$(1.39)	$0.36	$(0.94)	$0.99

(1)	Excludes 24,000 shares of anti-dilutive options with costs higher than market price at September 30, 2007 and none at September 30, 2006.

(2)	Excludes all stock options as anti-dilutive in periods with net losses.
     Recent accounting pronouncements - In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This pronouncement requires a certain methodology for measuring and reporting uncertain tax positions, as well as disclosures. FIN 48 became effective January 1, 2007. The adoption of FIN 48 did not have a material effect on our consolidated financial statements for the periods ended September 30, 2007.

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140” (SFAS 156). SFAS 156 requires the recognition of a servicing asset or liability under specified circumstances, and if practicable, all separately recognized servicing assets and liabilities to be initially measured at fair value. Additionally, SFAS 156 allows an entity to choose one of two methods when subsequently measuring its servicing assets and liabilities: the amortization method or the fair value method. The amortization method provided under SFAS 140, employs lower of cost or market (locom) valuation. The new fair value method allows mark ups, in addition to the mark downs under locom. SFAS 156 permits a one-time reclassification of available-for-sale securities to the trading classification. This statement became effective January 1, 2007. The adoption of SFAS 156 did not have a material effect on our consolidated financial statements for the periods ended September 30, 2007.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is not expected to have a material impact on our consolidated financial statements..
          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Post-retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit post-retirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS 158 is not expected to have a material impact on our consolidated financial statements..
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SFAS 159 is not expected to have a material impact on our consolidated financial statements.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The objective is to improve relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. SFAS 160 is effective for annual periods after December 15, 2008. SFAS 160 is not expected to have a material impact on our consolidated financial statements.
          Reclassifications - Certain amounts in the prior period financial statements have been reclassified to conform to the current year’s presentation and do not affect previously reported net income, equity, or earnings per share.

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2 — Loans and Allowance for Loan Losses
Loans are summarized as follows:

	September 30,	December 31,
	2007	2006
Real estate loans	$384,281,567	$314,869,567
Commercial and industrial loans	32,322,523	15,628,593
Individual loans for household and other personal expenditures	2,587,524	2,186,922
Other loans	1,170,296	1,046,687
Deferred fees	(1,339,048)	(558,961)

	$419,022,862	$333,172,808

	Nine Months Ended
	September 30,
	2007	2006
Allowance for loan losses Balances, beginning of period	$3,971,789	$2,520,323
Provision for losses	14,179,000	1,266,500
Recoveries	452	555
Loans charged off	(298,890)	(20,449)
Reclassification of allowance for unfunded credit commitments to other liabilities	—	(42,000)

Balances, end of period	$17,852,351	$3,724,929

Impaired loans are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Impaired Loans
Balance at end of period (1)	$22,884,467	$—	$22,884,467	$—

Total related allowance for losses	$4,237,285	$—	$4,237,285	$—

Average investment in impaired loans	$6,168,483	$—	$2,467,393	$—

Interest income recognized on impaired loans	$447,252	$—	$870,703	$—

Interest income received on impaired loans	$300,465	$—	$771,433	$—

(1)	Includes $1.1 million non-accrual loans.

Note 3 — Deposits
Deposit account balances are summarized as follows:

	September 30,	December 31,
	2007	2006
Non-interest-bearing	$27,657,418	$26,864,122
Interest-bearing demand	7,295,301	8,810,738
Money market accounts	104,694,413	104,221,222
Savings deposits	9,811,730	3,454,168
Certificates of deposit exceeding $100,000	120,592,600	79,317,401
Certificates of deposit less than $100,000	129,758,231	92,354,352

	$399,809,693	$315,022,003

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4 — Incentive stock option plan
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
The following table summarizes the stock option activity for the nine months ended September 30, 2007. Amounts have been adjusted to reflect a 6.1429-for 1 common stock split in August 2006:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Options	Per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2006	940,172	$7.61
Authorized	—	—
Granted	24,000	19.00
Exercised	(29,180)	4.68
Forfeited	(31,940)	8.23

Outstanding as of September 30, 2007	903,052	$7.99	6.88	$3,212,777

Exercisable as of September 30, 2007	759,877	$7.50	6.78	$2,914,659

          The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.
          The intrinsic value of stock options exercised during the nine months ended September 30, 2007 was $363,429.
          The Company granted options for 24,000 shares with a fair value of $149,990 during the quarter ended March 31, 2007 and did not grant any options in the quarters ended June 30, 2007 or September 30, 2007. There was $123,000 in unrecognized compensation cost related to these stock options as of September 30, 2007 that is expected to be recognized as expense using a graded vesting over a five year period. Compensation expense related to these options was approximately $20,000 for the nine months ending September 30, 2007.
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
Note 7 — Income Taxes
          On January 1, 2007 the Company adopted FIN 48. The adoption of FIN 48 did not have a material effect on our consolidated financial statements for the periods ended September 30, 2007.
Note 8 — Downsizing of Mortgage Division
          In September 2007, the Company decided, as a result of a reduction in mortgage demand, and the uncertainty and elimination of various secondary marketing conduits, to downsize its mortgage division and eliminate 33 positions in this division, generating pre-tax charges of $87,500 and $52,580, respectively, in the third and fourth quarters of 2007.
Note 9 — Recent Developments
          Provision for Loan Losses. As of September 30, 2007, we recorded a provision for loan losses primarily related to our real estate loan portfolio following a comprehensive evaluation based on representative samplings of our entire loan portfolio conducted by our senior management and an independent consultant with expertise in analyzing loan portfolios and determining loan loss allowances, provisions and charge-offs under regulatory guidelines and generally accepted accounting principles. An additional provision for loan losses of $13.4 million or $8.5 million after-tax was recorded in the third quarter of 2007 based on the loan reviews. This resulted in an after-tax impact of $1.44 per diluted share in the third quarter 2007 results. The recording of the 2007 loan loss provision results in a provision for loan losses of $14.2 million for the nine month period ended September 30, 2007.
          The Company’s provision for loan losses, levels of non-performing loans and OREO property, allowance for loan losses, levels of impaired loans and non-accrual loans increased significantly in the quarter ended September 30, 2007, primarily as a result of the reassessment of the Company’s real estate loan portfolio in light of recent deterioration in the local housing market, the current problems in the mortgage banking and lending market and the issues we have identified with respect to certain residential construction loans, as well as some commercial real estate, C&I and other loans, the Company determined that it would record a provision for loan losses for the quarter ending September 30, 2007. Weakness in the local housing market is expected to continue in the near term, and the situation could deteriorate further before the market stabilizes.
          Although the Company believes it is using the best information available to make determinations with respect to the allowance for loan losses and its current allowance for loan losses is adequate for such purposes, management reviews the loan portfolio each quarter and adjustments may be necessary in future periods if the assumptions used in making our initial determinations prove to be incorrect.
          The Company and Westsound Bank remain well-capitalized under regulatory guidelines, as of September 30, 2007, following the additional provision for loan losses, and management believes that the Company has sufficient capital resources and liquidity to be able to continue its normal business operations.

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Regulatory Proceedings. The pending examination of the Company’s subsidiary, Westsound Bank, by the Federal Deposit Insurance Corporation, or “FDIC”, and the Washington Department of Financial Institutions, or “DFI”, is substantially completed. The FDIC and DFI have advised the Company’s management that in the opinion of the regulators, Westsound Bank violated certain banking laws and regulations that are primarily related to the origination, administration and monitoring of construction and mortgage loans. The examiners recently indicated to the Company’s management that they intend to recommend that the FDIC and DFI take regulatory action against the Bank with respect to such lending practices and activities, including possible monetary penalties, further increases in allowances for loan losses, and/or charge-offs of impaired loans. Such regulatory action should not restrict Westsound Bank from transacting banking business in compliance with federal and state banking laws and regulations. The Bank expects to continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. A final decision on regulatory action is not anticipated until at least February, 2008, after supervisory review by the FDIC’s regional and national offices.
          Gain on Land Sale. The Company recently sold a tract of undeveloped land that it had originally acquired for a future headquarters site, and that had been targeted for sale by the Company since it purchased its current headquarters site in downtown Bremerton. The Company recognized a gain of $412,478 in the fourth quarter on the sale, which closed on October 9, 2007.
Note 10 — Loan Commitments and Contingent Liabilities
          Loan Commitments. Many of our lending relationships contain funded and unfunded elements. The funded portion is reflected on our balance sheet. For lending relationships carried at historical cost, the unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the credit facility; however, a reserve is established for probable losses. At September 30, 2007 we had a reserve balance of $665,000 for allowance for unfunded credit losses and $117,000 at December 31, 2006.
          The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date.
September 30, 2007

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less Than			After 5
	Committed	1 Year	1-3 Years	3-5 Years	Years
	(In thousands)
Other Commitments
Commitments to extend credit	$115,454	$105,080	$10,374	$—	$—
Credit cards	2,351	—	2,351	—	—
Standby letters of credit	828	828	—	—	—

Total	$118,633	$105,908	$12,725	$—	$—

          Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect us against deterioration in the borrowers’ ability to pay.
          Contingent Liabilities for Sold Loans. In the ordinary course of business, the Bank sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, delinquencies and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Bank may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Bank has no commitment to repurchase the loan. The Bank has recorded no reserve to cover loss exposure related to these guarantees. The Company has repurchased one real estate loan totaling $750,000 in the fourth quarter 2007.

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 11 — Loan Concentrations
     As of September 30, 2007, in management’s judgment, a concentration of loans existed in real estate-related loans. At that date, real estate-related loans comprised 91.5% of total loans. At December 31, 2006, real estate-related loans comprised 94.5% of total loans, of which approximately 59.8%, 20.6% and 19.6% were construction and land development, commercial real estate and residential real estate, respectively.
     Additionally, as of September 30, 2007, in management’s judgment, a concentration of loans existed in interest-only loans, primarily construction and development loans secured by real estate. The Company’s construction portfolio reflects some borrower concentration risk, and also carries the enhanced risks encountered with construction loans generally. The Company also finances contractors, including a number of small builders and individuals, on a speculative basis. Construction loans are generally more risky than permanent mortgage loans because they are dependent upon the borrower’s ability to complete the project within budget, the borrower’s ability to generate cash to service the loan (by selling or leasing the project), and the value of the collateral depends on project completion when market conditions may have changed. At September 30, 2007, interest-only loans comprised 64.2% of total loans, of which approximately 83.2% were construction and land development, 8.2% were residential, 5.3% were commercial real estate, 3.1% were commercial and industrial, and 0.2% were consumer. As of December 31, 2006, interest only loans comprised 61.5% of total loans.
     Our loan portfolio is also concentrated in real estate and a substantial majority of our loans and operations are in west Puget Sound, and therefore our business is particularly vulnerable to a downturn in the local real estate market.
     A substantial decline in the performance of the economy, in general, or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. Interest-only loans also carry greater risk than principal and interest loans do, to the extent that no principal is paid prior to maturity, particularly during a period of rising interest rates and declining real estate values.

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 12 — Pending Litigation and Regulatory Proceedings
     In October 2007, a purported securities fraud class action lawsuit was commenced in the United States District Court for the Western District of Washington against the Company and certain of its directors and current and former officers alleging violations of Sections 11 and 15 of the Securities Act of 1933 and seeking an unspecified amount of compensatory damages and other relief in connection with the Company’s initial public offering. Since then four additional, similar actions have been filed in the U.S. District Court in the Western District of Washington. The Company expects, as is typical in these types of cases, that all the actions will be consolidated into a single action and that a consolidated complaint will be filed. No lead plaintiff has yet been appointed.
     The Company received a letter dated December 13, 2007, from the San Francisco Regional Office of the Securities and Exchange Commission (“SEC”) requesting that the Company produce certain documents concerning, various issues that have been the subject of recent public disclosure by the Company. The SEC’s letter notes that the request should not be construed as any indication by the SEC or its staff that any violation of law has occurred, or as an adverse reflection upon any person, entity or security. The Company is in the process of gathering and preparing to produce documents in response to the SEC’s request. The Company intends to cooperate with the SEC staff.
     As of January 24, 2008, the Company had commenced collection activities on approximately 95 real estate loans by sending notices of default to the borrowers. Some or all of these loans may result in foreclosure actions.
     The Company is unable to predict the outcome of these matters. The Company’s cash expenditures, including legal fees, associated with the pending litigation and the regulatory proceedings described in Note 9, “Recent Developments — Regulatory Proceedings” above, cannot be reasonably predicted at this time. Litigation and any potential regulatory actions or proceedings can be time-consuming and expensive and could divert management time and attention from the Company’s business, which could have a material adverse effect on its revenues and results of operations. The adverse resolution of any specific lawsuit or potential regulatory action or proceeding could have a material adverse effect on the Company’s business, results of operations, and financial condition.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Notice About Forward-Looking Statements
     You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this report contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of our initial public offering, pending regulatory proceedings, adequacy of allowances for loan losses and controls, and the expected impact of recently issued accounting pronouncements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2006 and in Part II, Item 1A: Risk Factors of this report, and the following:
•	the adequacy of our credit risk management and the allowance for loan losses, Westsound Bank’s asset quality, and our ability to collect on delinquent loans, including the residential construction loans;

•	changes in the value of collateral securing loans that we have made, including the residential construction loans;

•	the availability of and costs associated with sources of liquidity;

•	changes in real estate values generally, within which we generate loans, which could adversely affect the demand for loans and may adversely affect collateral held on outstanding loans;

•	our ability to successfully defend against claims asserted against us in lawsuits arising out of, or related to, our lending operations or any regulatory action taken against us, as well as any unanticipated litigation, regulatory, or other judicial proceedings;

•	our ability to successfully operate under the terms of the regulatory action expected to be taken by the FDIC in the first quarter of 2008;

•	the success of the Company at managing the risks involved in the foregoing; and

•	other risks which may be described in our future filings with the SEC under the Securities Exchange Act of 1934.
Overview
     We are a bank holding company headquartered in Bremerton, Washington. We emphasize a service-oriented culture with a sales-based delivery model focused primarily on real estate lending products and supplemented by commercial banking products and services. We deliver these products through nine full service branches that are located primarily in the west Puget Sound area.
     We currently have, on a consolidated basis, $468 million in total assets, net loans of $407.8 million (including loans held for sale), total deposits of $399.8 million, and stockholders’ equity of $56.6 million. Since our founding we have experienced significant growth, adding branches and loan production offices. With the pending litigation and regulatory proceedings, the problems recently identified in our loan portfolio and the decline in demand for real estate loans, which we and other community banks have focused on for growth the past several years, our rate of growth can be expected to decline, particularly in the near term.
     We generate most of our revenue from interest on loans and investments, loan fees, service charges, and mortgage banking income. As of September 30, 2007, 73.9% of our revenue was interest on loans, 11.8% loan fees, 8.1% mortgage banking income, 3.1% service charges and 3.1% interest on investments. We offer a variety of loans to our customers, including commercial and residential real estate loans, construction and land development loans, commercial and industrial loans, and to a lesser extent, consumer loans. As of September 30, 2007, approximately 91.5% of our loans related to the construction or development, purchase, improvement or refinancing of commercial and residential real estate, approximately 7.6% were C&I loans and 0.9% were consumer loans. Approximately 87.7% of our revenue is derived from real estate, of which approximately 27.1% is derived from residential real estate. Including our originations of residential real estate loans which are sold in the secondary market, approximately 92.4% of our actual lending activities are related to real estate. Of this amount, 33.2% is residential real estate, 53.5% is construction and land development, and 5.7% is commercial real estate.
     We offer a wide range of real estate and other loan products to meet the demands of our customers. We have also recently increased our emphasis on C&I lending, although the portion of the loan portfolio invested in C&I loans is still relatively small. While continuing our commitment to commercial real estate lending, we expect C&I lending to become increasingly important for us over time.
     We are experiencing difficulties in our loan portfolio which have resulted in a $13.4 million increase in our provision for loan losses in the third quarter of 2007. These matters are discussed below in “—Recent Developments.” An adverse change in the economy affecting values of real estate generally, or in west Puget Sound, could, because of our high concentration of loans secured by real estate, materially and adversely affect our profitability, growth and financial condition. Further, because approximately 64.2% of our loans are interest-only (primarily real estate construction and development) and 38.9% are variable rate, significant increases in interest rates could also result in increased loan delinquencies, defaults and foreclosures.
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
     Market interest rates increased in 2007 as a result of the Federal Reserve’s monetary policies. Our net interest margin remained relatively constant at an average of 5.65% through 2007, however, because we are in an “asset neutral” position, based on our current net interest income simulation. In addition, a substantial percentage of our loan portfolio (38.9% of our total loans as of September 30, 2007) has been comprised of variable rate loans that reprice as interest rates rise or fall. The Federal Reserve began reducing interest rates in September 2007. As interest rates decline, our margins could also decrease until we can adjust the mix of our assets and liabilities to compensate for the changed interest rate environment. Our net interest margin decreased to 4.98% in the first nine months of 2007, primarily as a result of higher rates paid on deposits.

	Key Financial Matters
					Year Ended
	Three Months Ended		Nine Months Ended		December
	September 30,		September 30,		31,
	2007	2006	2007	2006	2006
	(Dollars in thousands, except per share data)
Net income (loss)	$(7,752)	$1,160	$(5,240)	$3,107	$3,885
Basic earnings (loss) per share	(1.39)	0.42	(0.94)	1.13	1.35
Diluted earnings (loss) per share	(1.39)	0.36	(0.94)	0.99	1.18
Total assets	468,049	338,080	468,049	338,080	386,754
Net loans(1)	407,821	306,056	407,821	306,056	340,208
Total deposits	399,810	308,066	399,810	308,066	315,022
Net interest margin	4.83%	5.71%	4.98%	5.80%	5.65%
Efficiency ratio	73.4%	61.0%	67.3%	62.1%	65.3%
Return on average assets	(6.62)%	1.44%	(1.61)%	1.44%	1.28%
Return on average equity	(47.1)%	24.4%	(11.0)%	23.5%	19.6%

(1)	Includes loans held for sale.
Recent Developments.
     Loan Reviews. As of September 30, 2007, we recorded an additional provision for loan losses primarily related to our real estate loan portfolio following a comprehensive evaluation based on representative samplings of our entire loan portfolio conducted by our senior management and an independent consultant, The Alford Spencer Financial Group, Inc. of Sacramento, California, with expertise in analyzing loan portfolios and determining loan loss allowances, provisions and charge-offs under regulatory guidelines and generally accepted accounting principles. An additional provision for loan losses of $13.4 million or $8.5 million after-tax was recorded in the third quarter of 2007 based on the loan reviews. This resulted in an after-tax impact of $1.44 per diluted share in the third quarter 2007 results. The recording of the 2007 loan loss provision results in a provision for loan losses of $14.2 million for the nine month period ended September 30, 2007.
     The $13.4 million increase in our provision for loan losses in the third quarter of 2007, substantially more than the $7 million to $9 million management previously estimated in the Company’s Current Report on Form 8-K filed on November 21, 2007. The additional increase resulted from an independent loan consultant’s report, new information regarding specific loans, and weaknesses discovered in our loan underwriting, documentation and approval procedures, and credit risk management. The loan reviews also considered updated estimated fair market and resale values of the collateral, for our residential loans. Further, while management’s prior estimates focused primarily on the construction loan portfolio, the independent loan consultant review encompassed all loan categories and commitments.
     Although we believe we are using the best information available to make determinations with respect to the allowance for loan losses and our current allowance for loan losses is adequate for such purposes, management reviews the loan portfolio each quarter and adjustments may be necessary in future periods if the assumptions used in making our initial determinations prove to be incorrect.
     Our cash expenditures, including legal and accounting fees, associated with the collection of the loans determined to be impaired or downgraded and added to our watch list cannot be reasonably predicted, and the actual amount of such expenditures will depend upon the manner in which our collection efforts are structured and conducted. However, these efforts can be time consuming and expensive and could divert management time and attention from our business, which could have a material effect on our revenues and results of operations.
     Regulatory Proceedings. The pending examination of the Company’s subsidiary, Westsound Bank, by the Federal Deposit Insurance Corporation, or “FDIC”, and the Washington Department of Financial Institutions, or “DFI”, is substantially completed. As previously reported, the FDIC and DFI have advised the Company’s management that in the opinion of the regulators, Westsound Bank violated certain banking laws and regulations that are primarily related to the origination, administration and monitoring of construction and mortgage loans. The examiners recently indicated to the Company’s management that they intend to recommend that the FDIC and DFI take regulatory action against the Bank with respect to such lending practices and activities, including possible monetary penalties, further increases in allowances for loan losses, and/or charge-offs of impaired loans. Such regulatory action should not restrict Westsound Bank from transacting banking business in compliance with federal and state banking laws and regulations. The Bank expects to continue to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. All customer deposits will remain fully insured to the highest limits set by the FDIC. We do not expect a final decision on regulatory action until at least February, 2008, after supervisory review by the FDIC’s regional and national offices.
     Our cash expenditures, including legal and accounting fees, associated with the regulatory proceedings and the pending litigation described below (see Part II, Item 1: Legal Proceedings) cannot be reasonably predicted at this time. Litigation and any potential regulatory actions or proceedings can be time-consuming and expensive and could divert management time and attention from our business, which could have a material adverse effect on our revenues and results of operations. The adverse resolution of any specific lawsuit or potential regulatory action or proceeding could have a material adverse effect on our business, results of operations, and financial condition.
     Changes in the Mortgage Lending Industry and Real Estate Market. Like other mortgage lenders throughout the country, the residential mortgage lending division of Westsound Bank is operating in a challenging market environment today for institutions engaged in real estate-based lending and mortgage banking activities, making it more difficult or expensive to sell mortgage loans, particularly so-called jumbo or nonconforming loans which are loans over $417,000.
     The Bank’s management has identified some deterioration in certain of its construction loans in particular, and is reassessing its lending relationships with some of these borrowers. Generally, these loans are secured by single-family homes, completed and listed or to be listed for sale or under construction. The homes are generally custom-type homes in higher-end areas with views or other amenities rather than tract or production homes. Many of these loans were originally underwritten based on a commitment letters from large national mortgage lenders, to provide a take-out loan for long-term financing of the completed home under programs which did not require the borrowers to document their income with pay stubs, tax returns or other supporting documentation. These so-called “stated income” loan programs are no longer offered by those lenders, and their commitment letters may not be legally binding . Westsound Bank stopped making these types of loans in April, 2007.
     While the economy generally remains strong in our west Puget Sound market, the housing market has slowed down, with weaker demand for housing, higher inventory levels and longer marketing times. The Seattle Times recently reported though that the median price of single family homes in this market remained comparable to a year ago. As a result of the recent deterioration in the local housing market, the current problems in the mortgage banking and lending market and the issues we have identified with respect to certain residential construction loans, as well as some commercial real estate, C&I and other loans, the Company determined that it would record a provision for loan losses for the quarter ending September 30, 2007. Weakness in the local housing market is expected to continue in the near term, and the situation could deteriorate further before the market stabilizes.
     The Company has repurchased one real estate loan totaling $750,000 in the past several months, under the terms of the loan sale agreements which generally allow the purchaser to require us to repurchase loans upon which the borrower has defaulted or paid off within several months after the closing of the sale. A number of mortgage loans previously sold by the Company remain subject to repurchase under such provisions if the borrower has defaulted. See “—Financial Condition — Loans, Contingent Liabilities for Sold Loans” below. The reduced liquidity in the secondary mortgage market and availability in take-out lending programs have also impacted the market value and anticipated gains and servicing income related to our mortgage loans held-for-sale.
     Deposits. Since September 30, 2007, the Bank’s deposits grew from $399.8 million to $421.6 million and $426.7 million at December 31, 2007 and January 28, 2008, respectively. The increase in total deposits since September 30, 2007 is attributed primarily to our loan growth. As of January 28, 2008, December 31, 2007 and September 30, 2007, we had $65.3 million, $65.2 million and $38.2 million, respectively, of deposits from wholesale sources, including brokered deposits and Internet certificates of deposit. See Note 3 to the Company’s unaudited consolidated financial statements for more information on the Company’s deposits. Management has developed and is implementing strategic advertising campaigns and promotions to attract and maintain core deposits and reduce its recent reliance on wholesale funding sources which are generally more rate-sensitive and considered a less stable funding source than local retail deposit relationships, or so-called core deposits. As described above (see “—Capital Resources”), the Bank is currently well-capitalized and, therefore, is not subject to any regulatory limitations with respect to its wholesale sourcing of deposits.
     Downsizing of Mortgage Division. The Company previously announced its decision to downsize its mortgage division and eliminate 33 positions in this division, generating estimated pre-tax charges of $87,500 and $52,580, respectively, in the third and fourth quarters of 2007. The Company continues to make residential mortgage loans with its reduced staff.
     Gain on Land Sale. The Company recently sold a tract of undeveloped land that it had originally acquired for a future headquarters site, and that had been targeted for sale by the Company since it purchased its current headquarters site in downtown Bremerton. The Company recognized a gain of $412,478 in the fourth quarter on the sale, which closed on October 9, 2007.
     The Company and Westsound Bank remain well-capitalized under regulatory guidelines, as of September 30, 2007, following the additional provision for loan losses described above, and management believes the Company has sufficient capital resources and liquidity to be able to continue its normal business operations. See “—Capital Resources” and “Liquidity” below.
Key Factors in Evaluating Financial Condition and Results of Operations
     As a bank holding company, we focus on a number of key factors in evaluating our financial condition and results of operations including:
•	Return on Average Equity;

•	Return on Average Assets;

•	Asset Quality;

•	Asset Growth;

•	Capital and Liquidity;

•	Net Interest Margin; and

•	Operating Efficiency.
     Return on Average Equity. Our return to our shareholders is measured in the form of return on average equity, or ROE. We had a net loss of $7.8 million for the three months ended September 30, 2007 compared to net income of $1.2 million for the three months ended September 30, 2006. The net loss was due to the significant increase in the provision for loan losses. Basic earnings (loss) per share, or EPS, decreased to $(1.39) for the three months ended September 30, 2007 compared to earnings per share of $0.42 for the three months ended September 30, 2006. Similarly, diluted EPS decreased to $(1.39) for the three months ended September 30, 2007 compared to earnings per share of $0.36 for the three months ended September 30, 2006. Our ROE decreased to (47.1)% for the three months ended September 30, 2007 compared to 24.4% for the three months ended September 30, 2006.
     We recorded a net loss of $5.2 million for the nine months ended September 30, 2007 compared to $3.1 million net income for the nine months ended September 30, 2006. This loss resulted from the increase in provision for loan losses. Basic earnings (loss) per share, or EPS, decreased to $(0.94) for the nine months ended September 30, 2007 compared to earnings per share of $1.13 for the nine months ended September 30, 2006. Diluted EPS decreased to $(0.94) for the nine months ended September 30, 2007 compared to diluted earnings per share of $0.99 for the nine months ended September 30, 2006. Our ROE decreased to (11.0)% for the nine months ended September 30, 2007 compared to 23.5% for the nine months ended September 30, 2006.
     Return on Average Assets. Our return on average assets, or ROA, for the three months ended September 30, 2007 was (6.62)% compared to 1.44% for the three months ended September 30, 2006. Our return on average assets, or ROA, for the nine months ended September 30, 2007 was (1.61)% compared to 1.44% for the nine months ended September 30, 2006.
     Asset Quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of nonperforming loans and assets as a percentage of total loans and total assets, and net charge-offs as a percentage of average loans. These measures are key elements in estimating the future earnings of a financial institution. We had $2,677,000 in non-performing loans as of September 30, 2007 compared to $219,000 at December 31, 2006. Non-performing loans as a percentage of total loans were 0.63% as of September 30, 2007 compared to 0.06% at December 31, 2006. For the nine months ended September 30, 2007 net charge-offs to average loans were 0.00%, as compared to 0.01% for the year ended December 31, 2006.
     Asset Growth. Because revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact on increasing net income and EPS. The majority of our assets are loans, and the majority of our liabilities are deposits, and therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 21.0% during the first nine months of 2007 from $386.8 million as of December 31, 2006 to $468.0 million as of September 30, 2007. Total deposits increased 26.9% to $399.8 million as of September 30, 2007 compared to $315.0 million as of December 31, 2006. Net loans increased 19.9% to $407.8 million as of September 30, 2007 compared to $340.2 million as of December 31, 2006.
     Capital and Liquidity. Maintaining adequate capital levels in light of our rapid growth has been one of our primary areas of focus. Our actual equity to assets increased to 15.9% at December 31, 2006, as a result of our initial public offering, and our average equity to average assets at September 30, 2007 was 14.7%. We monitor liquidity levels to ensure we have adequate sources available to fund our loan growth. The key measure we use to monitor liquidity is the net loan to deposit ratio. At September 30, 2007 the net loan to deposit ratio had decreased to 102.0%, down from 108.0% at December 31, 2006. Maintaining appropriate liquidity levels is imperative to us in order to continue normal business operations.
     Net Interest Margin. Our net interest margin decreased to 4.83% for the third quarter of 2007 compared to 5.71% for third quarter of 2006, primarily as a result of higher rates on deposits. Our net interest margin for the nine months ended September 30, 2007 was 4.98% compared to 5.80% for the nine months ended September 30, 2006. Our net interest margin for the year ended December 31, 2006 was 5.65%
     Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income plus non-interest income) deteriorated somewhat, increasing to 73.4% for the third quarter of 2007 compared to 61.0% for third quarter of 2006, as a result of the increased non-interest expense associated with operating as a public company. Our efficiency ratio increased to 67.3% for the first nine months of 2007 compared to 62.1% for the first nine months 2006. Our efficiency ratio for the year ended December 31, 2006 was 65.3%.
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
     We maintain an ALLL based on a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, asset classifications, loan grades, change in volume and mix of loans, collateral value, historical loss experience, size and complexity of individual credits, staff experience and economic conditions. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected/anticipated loss is measurable. General valuation allowances are based on a portfolio segmentation based on risk grading, with a further evaluation of various quantitative and qualitative factors noted above.
     We periodically review the assumptions and formulae by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.

     Although we believe the level of the allowance as of September 30, 2007 was adequate to absorb probable losses in the loan portfolio, a decline in local economic, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
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
     Stock Options. As required, on January 1, 2006 we adopted SFAS 123R, which establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods and services, or (ii) incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R requires that stock-based compensation transactions be recognized over the service period, which is usually the same as the vesting period, as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.
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
     We have granted nonqualified and qualified stock options under our Stock Option Plan prior to 2006. We did not grant any options in 2006. We granted 24,000 shares in options in the first quarter of 2007 and none in the second and third quarters 2007. Our stock options for employees include a service condition that relates only to vesting. The stock options generally vest over five years at the rate of 20% per year. Compensation expense is amortized on a straight-line basis over the vesting period of the award.
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
Financial Overview for the Three and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
		(Dollars in thousands, except per share data)
Consolidated Statement of Earnings Data:
Interest income	$10,142	$7,688	$2,454	$28,498	$20,091	$8,407
Interest expense	4,666	3,261	1,405	12,807	8,098	4,709

Net interest income	5,476	4,427	1,049	15,691	11,993	3,698
Provision for loan losses	13,362	464	12,898	14,179	1,267	(12,912)

Net interest income (expense) after provision for loan losses	(7,886)	3,963	(11,849)	1,512	10,726	(9,214)
Non-interest income	1,025	1,224	(199)	3,601	3,544	57
Non-interest expense	4,768	3,446	1,322	12,977	9,602	3,375

Income (loss) before provision for income taxes	(11,629)	1,741	(13,370)	(7,864)	4,668	(12,532)
Provision (benefit) for income taxes	(3,877)	581	(4,458)	(2,624)	1,561	(4,185)

Net income (loss)	$(7,752)	$1,160	$(8,912)	$(5,240)	$3,107	$(8,347)

Earnings (loss) per share — basic	$(1.39)	$0.42	$(1.81)	$(0.94)	$1.13	$(2.07)

Earnings (loss) per share — diluted	$(1.39)	$0.36	$(1.75)	$(0.94)	$0.99	$(1.93)

     The Company reported a net loss of $7.8 million or $1.39 loss per diluted share for the quarter ended September 30, 2007 as compared to net income of $1.2 million or $0.36 diluted earnings per share for the quarter ended September 30, 2006. The loss is attributable to a $13.4 million provision for loan losses during the quarter ended September 30, 2007, compared to a $0.5 million provision during the quarter ended September 30, 2006. Our return on average equity was (47.1)% and our return on average assets was (6.62)% for the three months ended September 30, 2007, compared to 24.4% and 1.44%, respectively for the three months ended September 30, 2006.
     The Company had a net loss of $5.2 million for the nine months ended September 30, 2007 as compared to net income of $3.1 million for the nine months ended September 30, 2006. This was attributable principally to an increase in the provision for loan losses. Our return on average equity was (11.0)% and our return on average assets was (1.61)% for the nine months ended September 30, 2007, compared to 23.5% and 1.44%, respectively for the nine months ended September 30, 2006.
     Net Interest Income and Net Interest Margin. The $1.0 million, 23.7% increase in net interest income for the three month period ended September 30, 2007 was due to (i) an increase in interest income of $2.5 million, reflecting the effect of a $141.7 million increase in average interest-earning assets offset by (ii) an increase in interest expense of $1.4 million. Net interest income for the nine months ended September 30, 2007 increased $3.7 million, 30.8% from the same period 2006. Average interest-earning assets increased $145.0 million with interest income increasing $8.4 million and interest expense increasing $4.7 million.
     The average yield on our interest-earning assets was 8.95% for the three months ended September 30, 2007 period compared to 9.91% for the same period of 2006, a decrease of 0.96%. The average yield on our interest-

earning assets was 9.04% for the nine months ended September 30, 2007 compared to 9.72% for the same period of 2006, a decrease of 0.68%. The decrease in the average yield on our interest-earning assets resulted from a decrease in market rates, repricing on our adjustable rate loans, and new loans originated with lower interest rates because of the decreasing interest rate environment in 2007.
     The cost of our average interest-bearing liabilities increased to 5.05% for the three months ended September 30, 2007 from 4.74% for the same period of 2006. The cost of our average interest-bearing liabilities increased to 5.03% for the nine months ended September 30, 2007 from 4.45% for the same period of 2006. In addition to broad increases in the average rates paid by Westsound Bank on deposit balances, the increase was the result of a change in the mix of deposits toward higher-paying time deposits.
     Our average rate on our interest-bearing deposits increased 0.34% from 4.66% during the three months ended September 30, 2006 to 5.00% for the same period of 2007, reflecting the change in the mix of deposits toward higher-paying time deposits. Our average rate on interest-bearing deposits for the nine months ended September 30, 2007 was 4.97% compared to 4.36% at September 30, 2006 an increase of 0.61%. Our average rate on total deposits (including non-interest bearing deposits) increased to 4.58% for the nine months ended September 30, 2007 from 4.08% for the year ended December 31, 2006.
     The 88 basis point decrease in our net interest margin, which decreased to 4.83% for the three months ended September 30, 2007 from 5.71% for the three months ended September 30, 2006, was due to our higher cost of funding and the decrease in earning assets yield. Our net interest margin decreased 82 basis points to 4.98% for the nine months ended September 30, 2007 from 5.80% for the nine months ended September 30, 2006.
     The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

	Three Months Ended September 30,
	2007			2006
			Average			Average
			Yield			Yield
	Average		or	Average		or
	Balance	Interest	Cost(6)	Balance	Interest	Cost(6)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)(2)(3)	$424,407	$9,826	9.19%	$294,759	$7,542	10.15%
Investment securities — taxable	6,760	88	5.16%	6,488	68	4.16%
Investment securities — non-taxable(3)	1,814	18	3.94%	1,822	19	4.14%
Federal funds sold	13,285	171	5.11%	3,569	48	5.34%
Other investments(4)	3,077	39	5.03%	1,017	11	4.29%

Total interest-earning assets	449,343	10,142	8.95%	307,655	7,688	9.91%
Non-earning assets:
Cash and due from banks	5,999			7,288
Unearned loan fees	(1,472)			(541)
Allowance for loan losses	(4,640)			(3,530)
Other assets	15,372			8,475

Total assets	$464,602			$319,347

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$7,504	$19	1.00%	$11,642	$21	0.72%
Money market	104,655	1,201	4.55%	113,129	1,327	4.65%
Savings	9,089	89	3.88%	3,527	17	1.91%
Time certificates of deposit	237,197	3,205	5.36%	136,103	1,742	5.08%

	Three Months Ended September 30,
	2007			2006
			Average			Average
			Yield			Yield
	Average		or	Average		or
	Balance	Interest	Cost(6)	Balance	Interest	Cost(6)
	(Dollars in thousands)
Total interest-bearing deposits	358,445	4,514	5.00%	264,401	3,107	4.66%
Short-term borrowings	11	0	0.00%	342	5	5.80%
Junior subordinated debt	8,248	152	7.31%	8,248	149	7.17%

Total interest-bearing liabilities	366,704	4,666	5.05%	272,991	3,261	4.74%
Non-interest-bearing liabilities
Demand deposits	29,634			26,311
Other liabilities	2,945			1,173

Total liabilities	399,283			300,475
Stockholders’ equity	65,319			18,872

Total liabilities and stockholders’ equity	$464,602			$319,347

Net interest income		$5,476			$4,427

Net interest spread(5)			3.91%			5.17%
Net interest margin			4.83%			5.71%

(1)	Includes average non-accrual loans of $1,247,000 at September 30, 2007 and $1,000 at September 30, 2006.

(2)	Loan fees of $1.3 million and $1.5 million are included in the yield computations for September 30, 2007 and 2006, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(4)	Includes interest-bearing deposits with correspondent banks.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Annualized.

	Nine Months Ended September 30,
	2007			2006
			Average			Average
			Yield			Yield
	Average		or	Average		or
	Balance	Interest	Cost(6)	Balance	Interest	Cost(6)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)(2)(3)	$394,448	$27,493	9.32%	$259,774	$19,539	10.06%
Investment securities — taxable	6,491	232	4.78%	6,387	199	4.17%
Investment securities — non-taxable(3)	1,816	56	4.12%	1,824	57	4.18%
Federal funds sold	15,001	584	5.21%	6,525	229	4.69%
Other investments(4)	3,518	133	5.05%	1,808	67	5.95%

Total interest-earning assets	421,274	28,498	9.04%	276,318	20,091	9.72%
Non-earning assets:
Cash and due from banks	5,525			6,521
Unearned loan fees	(1,171)			(471)
Allowance for loan losses	(4,394)			(3,065)
Other assets	14,193			8,438

Total assets	$435,427			$287,741

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$7,742	$59	1.02%	$12,886	$51	0.53%

	Nine Months Ended September 30,
	2007			2006
			Average			Average
			Yield			Yield
	Average		or	Average		or
	Balance	Interest	Cost(6)	Balance	Interest	Cost(6)
	(Dollars in thousands)
Money market	104,174	3,551	4.56%	116,217	3,897	4.48%
Savings	6,971	200	3.84%	3,844	40	1.39%
Time certificates of deposit	213,259	8,548	5.36%	101,497	3,662	4.82%

Total interest-bearing deposits	332,146	12,358	4.97%	234,444	7,650	4.36%
Short-term borrowings	32	1	4.18%	731	31	5.67%
Junior subordinated debt	8,248	448	7.26%	8,248	417	6.76%

Total interest-bearing liabilities	340,426	12,807	5.03%	243,423	8,098	4.45%
Non-interest-bearing liabilities
Demand deposits	28,720			25,192
Other liabilities	2,483			1,458

Total liabilities	371,629			270,073
Stockholders’ equity	63,798			17,668

Total liabilities and stockholders’ equity	$435,427			$287,741

Net interest income		$15,691			$11,993

Net interest spread(5)			4.01%			5.27%
Net interest margin			4.98%			5.80%

(1)	Includes average non-accrual loans of $660,000 at September 30, 2007 and $64,000 at September 30, 2006.

(2)	Loan fees of $3.8 million and $4.0 million are included in the yield computations for September 30, 2007 and 2006, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(4)	Includes interest-bearing deposits with correspondent banks.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Annualized.
     The following table shows the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates.

	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007
	Compared to Three Months				Compared to Nine Months
	Ended September 30, 2006				Ended September 30, 2006
	Net Change	Rate	Volume	Mix	Net Change	Rate	Volume	Mix
	(In thousands)
Loans	$2,284	$(2,847)	$13,161	$(8,030)	$7,954	$(1,916)	$13,543	$(3,673)
Investment securities — taxable	20	65	12	(57)	33	39	4	(10)
Investment securities — non-taxable	(1)	(4)	0	3	(1)	(1)	0	0
Federal funds sold	123	(8)	518	(387)	355	33	398	(76)
Other investments	28	8	88	(68)	66	2	85	(21)

Total interest income	2,454	(2,786)	13,779	(8,539)	8,407	(1,843)	14,030	(3,780)
Interest expense:
Interest-bearing demand	(2)	34	(30)	(6)	8	63	(27)	(28)
Money market	(126)	(114)	(394)	382	(346)	86	(540)	108
Savings	72	70	106	(104)	160	94	44	22

	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007
	Compared to Three Months				Compared to Nine Months
	Ended September 30, 2006				Ended September 30, 2006
	Net Change	Rate	Volume	Mix	Net Change	Rate	Volume	Mix
	(In thousands)
Time certificates of deposit	1,463	385	5,133	(4,055)	4,886	543	5,391	(1,048)
Short-term borrowings	(5)	(20)	(19)	34	(30)	(11)	(40)	21
Junior subordinated debt	3	12	0	(9)	31	41	0	(10)

Total interest expense	1,405	367	4,796	(3,758)	4,709	816	4,828	(935)

Net interest income	$1,049	$(3,153)	$8,983	$(4,781)	$3,698	$(2,659)	$9,202	$(2,845)

     Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
     The provision for loan losses for the three months ended September 30, 2007 was $13,361,600 compared to $463,500 for the three months ended September 30, 2006. The provision for loan losses for the nine months ended September 30, 2007 was $14,179,000 compared to $1,266,500 for the nine months ended September 30, 2006. The provision increased significantly in the quarter ended September 30, 2007, primarily as a result of the reassessment of our mortgage loan portfolio in light of recent deterioration in the local housing market and the issues identified with respect to certain residential construction loans. See “—Recent Developments” above. Total net loans increased by $67.6 million for the first nine months of 2007 and $98.9 million for the same period of 2006. We experienced $299,000 of net loan charge-offs in the first nine months 2007 compared to $20,000 of net loan charge-offs in the same period of 2006.
     For non-performing loans and any other loan where the borrower defaults on his loan agreement, Westsound Bank intends to pursue any or all remedies available pursuant to the loan documents and applicable federal and state laws, including foreclosure and pursuit of deficiencies.
     Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(In thousands)
Service charges and other income	$288	$283	$5	$999	$845	$154
Net gain on sale of loans	737	941	(204)	2,602	2,699	(97)

Total non-interest income	$1,025	$1,224	$(199)	$3,601	$3,544	$57

     The $199,000 or 16.26% decrease in total non-interest income during the three months ended September 30, 2007 was primarily influenced by the decrease in net gain on sale of loans. Non-interest income for the nine months ended September 30, 2007 increased $57,000 or 1.61% from the same period of 2006.
     Non-Interest Expense. The following tables present, for the periods indicated, the major categories of non-interest expense, which represent a re-classification of certain categories as presented in our consolidated financial statements and related notes appearing elsewhere in this report:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
			(In thousands)
Salaries, wages and employee benefits	$2,510	$2,260	$250	$7,753	$6,246	$1,507
Occupancy, equipment and depreciation	436	357	79	1,314	1,046	268
Data and item processing	167	130	37	490	375	115
Advertising expense	59	73	(14)	155	174	(19)
Printing, stationery and supplies	38	58	(20)	143	159	(16)
Telephone expense	26	32	(6)	83	84	(1)
Postage and courier	43	33	10	125	98	27
Legal fees	34	8	26	143	33	110
Director fees	70	69	1	193	231	(38)
OREO losses and expense, net	170	0	170	207	0	207
Provision for unfunded credit losses	548	0	548	561	0	561
Business & occupation taxes	83	70	13	240	204	36
Other	584	356	228	1,570	952	618

Total non-interest expense	$4,768	$3,446	$1,322	$12,977	$9,602	$3,375

     The $1.3 million or 38.4% increase in non-interest expense for the three months ended September 30, 2007 is primarily attributable to the salary, occupancy, other costs associated with our new offices and the increase in allowance for unfunded credit losses. We added $548,000 for credit losses for the period. We also wrote down several OREO properties by $147,597. Non-interest expense increased $3.4 million or 35.2% for the nine months ended September 30, 2007 from the same period of 2006.
     Provision (Benefit) for Income Taxes. We recorded tax benefit of $3,877,400 for the three months ended September 30, 2007 compared to a tax provision of $581,000 for the same period in the prior year. The tax benefit for the nine months ending September 30, 2007 was $2,624,400 compared to a tax provision of $1,561,400 for the same period in the prior year. Our effective tax rate was approximately 33.3% for three months ended September 30, 2007 and 33.4% for the three months ended September 30, 2006. Our effective tax rate was approximately 33.4% for the nine months ended September 30, 2007 and 33.4% for the nine months ended September 30, 2006. Differences from the statutory rates in either period were largely due to the non-taxable nature of income from municipal securities.
Financial Condition
     Our total assets at September 30, 2007 and December 31, 2006 were $468.0 million and $386.8 million, respectively. Our average earning assets for the nine months ended September 30, 2007 and the fiscal year ended December 31, 2006 were $421.3 million and $292.8 million, respectively. Total deposits at September 30, 2007 and December 31, 2006 were $399.8 million and $315.0 million, respectively.
Loans
     Our net loans at September 30, 2007 and December 31, 2006 were $407.8 million and $340.2 million, respectively, an increase of 19.9% over the prior period. Net loans include loans held for sale. This growth in loans is consistent with our historical focus and strategy to grow our loan portfolio. While we will continue to focus on our real estate lending portfolio, we intend to diversify our lending portfolio in future periods including more C&I loans. With the problems recently identified in our loan portfolio though and the decline in demand for real estate loans, which we and other community banks have focused on for growth the past several years, our rate of loan growth can be expected to decline, particularly in the near term.

     The following table shows the amounts of loans (including loans held for sale) outstanding at the end of each of the periods indicated.

	At September 30, 2007		At December 31, 2006		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)
Real estate loans:
Construction & land development	$257,272	60.2%	$194,709	56.5%	$62,563	32.1%
Commercial real estate	90,709	21.2%	67,224	19.5%	23,485	34.9%
Residential real estate	42,951	10.1%	63,942	18.5%	(20,991)	(32.8)%
Commercial & industrial loans	32,322	7.6%	15,629	4.5%	16,693	106.8%
Consumer loans	3,758	0.9%	3,235	0.9%	523	16.2%

Gross loans	427,012	100.0%	344,739	100.0%	82,273	23.9%
Allowance for loan losses	17,852		3,972		13,880	349.4%
Deferred loan fees, net	1,339		559		780	139.5%

Net loans	$407,821		$340,208		$67,613	19.9%

     Concentrations. As of September 30, 2007, in management’s judgment, a concentration of loans existed in real estate-related loans. At that date, real estate-related loans comprised 91.5% of total loans. At December 31, 2006, real estate-related loans comprised 94.5% of total loans, of which approximately 59.8%, 20.6% and 19.6% were construction and land development, commercial real estate and residential real estate, respectively.
     Additionally, as of September 30, 2007, in management’s judgment, a concentration of loans existed in interest-only loans, primarily construction and development loans secured by real estate. At that date, interest-only loans comprised 64.2% of total loans, of which approximately 83.2% were construction and land development, 8.2% were residential, 5.3% were commercial real estate, 3.1% were commercial and industrial, and 0.2% were consumer. As of December 31, 2006, interest only loans comprised 61.5% of total loans.
     Our loan portfolio is also concentrated in real estate and a substantial majority of our loans and operations are in west Puget Sound, and therefore our business is particularly vulnerable to a downturn in the local real estate market.
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

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Non-accrual loans	$2,395	$219
Accruing loans past due 90 days or more	282	—

Total non-performing loans (NPLs)	2,677	219
Other real estate owned	1,647	—

Total non-performing assets (NPAs)	$4,324	$219

Selected ratios
NPLs to total loans	0.63%	0.06%
NPAs to total assets	0.92%	0.06%

     Our levels of non-performing loans and OREO property increased significantly in the quarter ended September 30, 2007, primarily as a result of the reassessment of our mortgage loan portfolio in light of recent deterioration in the local housing market and the issues identified with respect to certain residential construction loans. See “Recent Developments” above.
     OREO Properties. At September 30, 2007 we had $1.6 million in OREO property and none at December 31, 2006.
     All OREO properties are recorded by us at amounts which are equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs.
     Impaired Loans. “Impaired loans” are loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of “impaired loans” is not coextensive with the category of “non-accrual loans”, although the two categories overlap. Non-accrual loans include impaired loans, which are not reviewed on a collective basis for impairment, and are those loans on which the accrual of interest is discontinued when collectibility of principal and interest is uncertain or payments of principal or interest have become contractually past due 90 days. Management may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired if it is probable that we will collect all amounts due in accordance with the original contractual terms of the loan or the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan.
     In determining whether or not a loan is impaired, we apply our normal loan review procedures on a case-by-case basis taking into consideration the circumstances surrounding the loan and borrower, including the collateral value, the reasons for the delay, the borrower’s prior payment record, the amount of the shortfall in relation to the principal and interest owed and the length of the delay. We measure impairment on a loan-by-loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent, less estimated selling costs. Loans for which an insignificant shortfall in amount of payments is anticipated, but where we expect to collect all amounts due, are not considered impaired. The following table summarizes our impaired loans.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Impaired Loans
Balance at end of period (1)	$22,884,467	$—	$22,884,467	$—

Total related allowance for losses	$4,237,285	$—	$4,237,285	$—

Average investment in impaired loans	$6,168,483	$—	$2,467,393	$—

Interest income recognized on impaired loans	$447,252	$—	$870,703	$—

Interest income received on impaired loans	$300,465	$—	$771,433	$—

(1)	Includes $1.1 million non-accrual loans.
     As a separate categorization, any troubled debt restructurings are defined as loans that we have agreed to modify by accepting below-market terms, either by granting interest rate concessions or by deferring principal and/or interest payments.
     Our allowance for loan losses increased significantly in the quarter ended September 30, 2007, primarily as a result of the reassessment of our real estate loan portfolio in light of recent deterioration in the local housing market and the issues identified with respect to certain residential construction loans. See “Recent Developments” above.
     Loan Commitments. Many of our lending relationships contain funded and unfunded elements. The funded portion is reflected on our balance sheet. For lending relationships carried at historical cost, the unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the credit facility; however, a reserve is established for probable losses. At September 30, 2007 we had a reserve balance of $665,000 for allowance for unfunded credit losses and $117,000 at December 31, 2006.

     Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect us against deterioration in the borrowers’ ability to pay.
     As of September 30, 2007 and December 31, 2006, our unfunded commitments totaled $118,633 and $110,907, respectively.
     Contingent Liabilities for Sold Loans. In the ordinary course of business, the Bank sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, delinquencies and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Bank may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Bank has no commitment to repurchase the loan. The Bank has recorded no reserve to cover loss exposure related to these guarantees. The Company has repurchased one real estate loan totaling $750,000 in the fourth quarter 2007.
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
     Our provision for loan losses and levels of impaired loans and non-accrual loans increased significantly in the quarter ended September 30, 2007, primarily as a result of the reassessment of our mortgage loan portfolio in light of recent deterioration in the local housing market and the issues identified with respect to certain residential construction loans. See “Recent Developments” above.
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
     General Allowances. We perform a portfolio segmentation based on risk grading. Credits are rated into different categories (Grades 1-7), with a percentage of the portfolio, based on grade, allocated to the allowance. The loss factors for each risk grade are determined by management based on management’s overall assessment of the overall credit quality at month end taking into account various quantitative and qualitative factors such as trends of past due and non-accrual loans, asset classifications, loan grades, collateral value, historical loss experience and economic conditions. The first three grades, grade three of which is divided into four subcategories, are considered satisfactory or “Pass”, except 3-d for “Watch” loans requiring special monitoring. The other four grades range from a “Special Mention” category to a “Loss” category. For a discussion of these four grades, see “Business — Credit Policies” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2006.

     The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	As of and For The		As of and For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,492	$3,289	$3,972	$2,520
Loans charged off
Real estate loans:
Construction	12	—	69	—
Commercial real estate	—	—	109	—
Residential real estate	—	—	47	—
Commercial & industrial loans	—	5	62	20
Consumer loans	3	—	12	—

Total	15	5	299	20
Recoveries:
Real estate loans:
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial & industrial loans	—	—	—	—
Consumer loans	—	—	—	—

Total	0	0	0	0
Net loan charge-off (recovery)	15	5	299	20
Reclassification of unfunded credit commitments to other liabilities	13	(23)	—	(42)
Provision for loan losses	13,362	464	14,179	1,267

Ending balance	$17,852	$3,725	$17,852	$3,725

Loans	$427,012	$310,352	$427,012	$310,352
Average loans	424,407	294,759	394,448	259,774
Non-performing loans	2,677	—	2,677	—
Selected ratios:
Net charge-offs to average loans	0.00%	0.00%	0.08%	0.01%
Provision for loan losses to average loans	3.28%	0.16%	3.73%	0.49%
Allowance for loan losses to loans outstanding at end of period	4.18%	1.20%	4.18%	1.20%
Allowance for loan losses to non-performing loans	666.9%	N/A	609.9%	N/A
     Our construction portfolio reflects some borrower concentration risk, and also carries the enhanced risks encountered with construction loans generally. We also finance contractors, including a number of small builders and individuals, on a speculative basis. Construction loans are generally more risky than permanent mortgage loans because they are dependent upon the borrower’s ability to complete the project within budget, the borrower’s ability to generate cash to service the loan (by selling or leasing the project), and the value of the collateral depends on project completion when market conditions may have changed. For these reasons, a higher allocation is justified in this loan category.
     Our commercial real estate loans are a mixture of new and seasoned properties, retail, office, warehouse, and some industrial properties. Loans on properties are generally underwritten at a loan to value ratio of less than 80% with a minimum debt coverage ratio of 1.2 times. Our grading system allows our loan portfolio, including real estate, to be ranked across three “pass” risk grades. Generally, the real estate loan portfolio is risk rated “3 — Pass”, except a number of the residential construction loans which have been downgraded to 3-d, Watch, 4-Special Mention, 5-Substandard or for several loans, 6-Doubtful”. The risk rated reserve factor increases with each grade increase, and the general real estate portfolio grade of “3” is more reflective of the various risks inherent in the real estate portfolio, such as large size and complexity of individual credits, and overall concentration of credit risk. Accordingly, a greater allowance allocation is provided on commercial real estate loans.

     The principal sources of guidance on accounting for allowances in a loan portfolio under GAAP are SFAS 5 and SFAS 114. In addition guidance given in SFAS 118 and Staff Accounting Bulletin No. 102 will be utilized and implemented as applicable.
     Because there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or types of loans, including general economic, other conditions and trends, we have established a portion of the allowance for loan losses based on our evaluation of these risks. This portion of our allowance is determined based on various factors including, but not limited to, general economic conditions of our market area, the growth, composition and diversification of our loan portfolio, the experience level of our lending officers and staff, and the quality of our credit risk management. This portion of our allowance has increased in recent years primarily as a result of our loan growth and because a relatively high percentage of our loans are unseasoned. At September 30, 2007, 83.3% of our total loan portfolio consisted of loans booked in the last two years, including loan renewals. This risk portion of the allowance for loan losses increased from the prior period due to the reassessment of loans. As of September
     30, 2007, this risk portion of the allowance for loan losses was $3,573,000 or 20.0% of the total allowance, compared with $1,625,000 or 40.9% of the total allowance as of December 31, 2006.
Investments
     The carrying value of our investment securities totaled $8.7 million at September 30, 2007 and $8.2 million at December 31, 2006. Our portfolio of investment securities during 2007 and 2006 consisted primarily of federal and state government securities.
     The carrying values of our portfolio of investment securities at September 30, 2007 and December 31, 2006 were as follows:

	Carrying Value at
	September 30,	December 31,	$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands)
U.S. government agencies	$6,860	$6,382	$478	7.5%
Obligations of states and political subdivisions	1,799	1,812	(13)	(0.7)%
Mortgage-backed securities	41	50	(9)	(18.0)%

Total investment securities	$8,700	$8,244	$456	5.5%

Deposits
     Total deposits were $399.8 million at September 30, 2007 compared to $315.0 million at December 31, 2006. The 26.9% increase in total deposits is attributed primarily to our current market growth and entering into new markets. Non-interest-bearing demand deposits increased to $27.7 million or 6.9% of total deposits from $26.9 million, or 8.5% of total deposits, at December 31, 2006. Interest-bearing deposits are comprised of money market accounts, regular savings accounts, time deposits of under $100,000 and time deposits of $100,000 or more.
     The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

	Nine Months Ended		Year Ended
	September 30, 2007		December 31, 2006
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand	$7,742	1.02%	$11,682	0.61%
Money market	104,174	4.56%	114,527	4.50%
Savings	6,971	3.84%	3,844	1.53%
Time certificates of deposit	213,259	5.36%	117,400	4.99%
Non-interest bearing deposits	28,720	0.00%	25,736	0.00%

Total	$360,866	4.58%	$273,189	4.08%

     Deposits are gathered from individuals, partnerships and corporations in our market areas. Our policy also permits the acceptance of brokered deposits. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing. The 50 basis point increase in interest rates paid during the nine months ended September 30, 2007 is reflective of the significant competition in our market area for new deposits.
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
     September 30, 2007 Overview. As of September 30, 2007, our shareholders’ equity totaled $56.6 million, and our equity to asset ratio was 12.1%, compared to 15.9% as of December 31, 2006. This decrease is primarily the result of our asset growth and the net loss for the period that resulted from the additions to the allowance for loan losses.
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

	Regulatory Requirements
	(Greater than or equal to		Actual at September 30, 2007
	stated percentage)			WSB Financial
	Adequately Capitalized	Well Capitalized	Westsound Bank	Group, Inc.
Tier 1 leverage capital ratio	4.0%	5.0%	14.7%	14.0%
Tier 1 risk-based capital	4.0%	6.0%	14.8%	15.1%
Total risk-based capital	8.0%	10.0%	16.1%	16.4%

	Regulatory Requirements
	(Greater than or equal to		Actual at December 31, 2006
	stated percentage)			WSB Financial
	Adequately Capitalized	Well Capitalized	Westsound Bank	Group, Inc.
Tier 1 leverage capital ratio	4.0%	5.0%	19.4%	19.8%
Tier 1 risk-based capital	4.0%	6.0%	19.7%	20.2%
Total risk-based capital	8.0%	10.0%	20.9%	21.4%
     We were well capitalized at both the bank and holding company at September 30, 2007 and December 31, 2006 for federal regulatory purposes.

     In order to manage our capital position more efficiently, we formed WSB Financial Group Trust I, a Delaware statutory trust formed with capital of $248,000, for the sole purpose of issuing trust preferred securities. During the third quarter of 2005, WSB Financial Group Trust I issued 8,000 Capital Securities, or the trust preferred securities, with liquidation value of $1,000 per security, for gross proceeds of $8.0 million. The entire proceeds of the issuance were invested by WSB Financial Group Trust I in $8.248 million of Junior Subordinated Deferrable Interest Debentures, or the subordinated debentures, issued by Westsound Bank, with identical maturity, repricing and payment terms as the trust preferred securities. The subordinated debentures represent the sole assets of WSB Financial Group Trust I. The subordinated debentures mature on September 15, 2035, and bear an interest rate at September 30, 2007 of 7.42% (based on 3-month LIBOR plus 1.73%), with repricing occurring and interest payments due quarterly. We injected $7.9 million of the net proceeds from the sale of the subordinated debentures into Westsound Bank and retained the remaining proceeds for the needs of WSB Financial Group, Inc.
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
     Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at September 30, 2007 of 7.42%. For each successive period beginning on March 15 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 1.73%. WSB Financial Group Trust I has the option to defer payment of the distributions for a period of up to five years, as long as we are not in default on the payment of interest on the subordinated debentures. We have guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities. For financial reporting purposes, our investment in the trust is accounted for under the equity method and is included in other assets on the accompanying consolidated balance sheet. The subordinated debentures issued and guaranteed by us and held by the trust are reflected on our consolidated balance sheet in accordance with provisions of Interpretation No. 46 issued by the Financial Accounting Standards Board, or FASB, No. 46, Consolidation of Variable Interest Entities. Under applicable regulatory guidelines, all of the trust preferred securities currently qualify as Tier 1 capital, although this classification may be subject to future change.
     The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual arrangements under which the Company may be held liable is included above under “—Financial Condition — Loans, Contingent Liabilities for Sold Loans.”
Liquidity
     The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of its operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have borrowing lines at correspondent banks totaling $20.0 million. In addition, our current borrowing line with the FHLB, totaling $16.2 million as of September 30, 2007, is available with the pledging of qualified loans. As of September 30, 2007 we had $7.4 million in securities available to be sold or pledged to the FHLB.
     We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At September 30, 2007, we had approximately $45.8 million in liquid assets comprised of $30.4 million in cash and cash equivalents (including fed funds sold of $21.8 million), $8.7 million in available-for-sale securities and $6.7 million in loans held for sale.

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
     Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. Increases in net loans for the nine months ended September 30, 2007 and the year ended December 31, 2006 were $72.2 million and $133.0 million, respectively. Investment securities were $8.7 million at September 30, 2007 and $8.2 million at December 31, 2006. At September 30, 2007 we had outstanding loan commitments of $117.8 million and outstanding letters of credit of $828,000. We anticipate that we will have sufficient funds available to meet current loan commitments.
     Net cash provided by financing activities has been impacted significantly by increases in deposit levels. During the nine months ended September 30, 2007 and the year ended December 31, 2006, deposits increased by $84.8 million and $90.9 million, respectively. During the year ended December 31, 2006, net proceeds from our initial public offering provided an additional $40.2 million cash.
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
     At September 30, 2007, our market value of portfolio equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in market value of portfolio equity for this set of rate shocks as of September 30, 2007.
Market Value of Portfolio Equity

				Percentage of
		Percentage Change	Percentage of	Portfolio Equity
Interest Rate Scenario	Market Value	from Base	Total Assets	Book Value
	(Dollars in thousands)
Up 200 basis points	$55,055	(9.2)%	11.8%	97.30%
Up 100 basis points	58,114	(4.1)%	12.4%	102.70%
BASE	60,602	—	12.9%	107.10%
Down 100 basis points	63,247	4.4%	13.5%	111.78%
Down 200 basis points	65,041	7.3%	13.9%	114.95%
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
     Net Interest Income Simulation. In order to measure interest rate risk at September 30, 2007, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (embedded options), and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
     For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At September 30, 2007, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Sensitivity of Net Interest Income

				Net Interest
				Margin Change
	Adjusted Net	Percentage Change	Net Interest	(in basis
Interest Rate Scenario	Interest Income(1)	from Base	Margin Percent(1)	points)
	(Dollars in thousands)
Up 200 basis points	$17,415	7.9%	3.80%	28
Up 100 basis points	16,923	4.9%	3.69%	17
BASE	16,137	—	3.52%	—
Down 100 basis points	15,975	(1.0)%	3.49%	(3)
Down 200 basis points	15,516	(3.8)%	3.39%	(13)

(1)	These percentages are not comparable to other information discussing the percent of net interest margin since the income simulation does not take into account loan fees.
     Gap Analysis. Another way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to re-pricing in specified time periods.
     The following table sets forth the distribution of re-pricing opportunities of our interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (that is, interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of September 30, 2007. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. The interest rate relationships between the re-priceable assets and re-priceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on our net interest margins.

	September 30, 2007
	Amounts Maturing or Re-pricing in
		Over	Over
		3	1
	3	Months	Year
	Months	to	to	Over
	or	12	5	5	Non-
	Less	Months	Years	Years	Sensitive(1)	Total
	(Dollars in thousands)
Assets

Cash and due from banks	$2,431	$—	$—	$—	$6,107	$8,538
Federal funds sold	21,825	—	—	—	—	21,825
Investment securities	1,130	1,326	5,272	1,005	(33)	8,700
Loans	186,445	138,056	77,984	22,089	1,099	425,673
Other assets(2)	567	—	—	—	2,746	3,313

Total assets	$212,398	$139,382	$83,256	$23,094	$9,919	$468,049

Liabilities and Stockholders’ Equity

Non-interest-bearing demand deposits	$—	$—	$—	$—	$27,658	$27,658
Interest-bearing demand, money market and savings	21,331	38,993	58,302	3,175	—	121,801
Time certificates of deposit	35,727	128,992	71,702	13,910	20	250,351
Short-term debt	—	—	—	—	—	—
Long-term debt	8,248	—	—	—	—	8,248
Other liabilities	—	—	—	—	3,407	3,407
Stockholders’ equity	—	—	—	—	56,584	56,584

Total liabilities and stockholders’ equity	$65,306	$167,985	$130,004	$17,085	$87,669	$468,049

Period gap	147,092	(28,603)	(46,748)	6,009	(77,750)
Cumulative interest-earning assets	212,398	351,780	435,036	458,130
Cumulative interest-bearing liabilities	65,306	233,291	363,295	380,380
Cumulative gap	147,092	118,489	71,741	77,750
Cumulative interest-earning assets to cumulative interest-bearing liabilities	3.25	1.51	1.20	1.20
Cumulative gap as a percent of:
Total assets	31.4%	25.3%	15.3%	16.5%
Interest-earning assets	69.3%	33.7%	16.5%	17.0%

(1)	Assets or liabilities and equity which are not interest rate-sensitive.

(2)	Allowance for loan losses of $17.9 million as of September 30, 2007 is included in other assets.
     At September 30, 2007, we had $351.8 million in assets and $233.3 million in liabilities re-pricing within one year. This means that $118.5 million more of our interest rate sensitive assets than our interest rate sensitive liabilities will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or re-pricing within one year at September 30, 2007 is 1.51. This analysis indicates that at September 30, 2007, if interest rates were to increase, the gap would result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificates of deposit.
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

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures
     Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our President and Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report concluded that, our internal control over financial reporting was not effective to provide reasonable assurance that the foregoing objectives are achieved as of September 30, 2007. This was based upon their findings of a control deficiency that constituted a material weakness in connection with a lack of or sufficient or adequate policies, procedures, and controls with respect to the underwriting, documentation and monitoring of loans, the detection of risks related to the concentration and other risks associated with the residential construction and other loans, and the determination of our provision for loan losses and related allowance for loan losses.
     Changes in Internal Control Over Financial Reporting.
     We have made or are in the process of implementing the following managerial and operational changes to correct these deficiencies and to improve our internal controls over financial reporting, including:
•	the Bank retained an experienced credit manager that had recently been hired from outside the Bank as a regional manager, as chief lending officer in June, 2007 to manage its loan origination and approval process, credit administration and controls, timely identification of risk and problem loans and emerging risks in the loan portfolio in compliance with company policies and procedures and banking laws and regulations. Credit administration now validates loan grades through an internal loan approval process developed by the chief lending officer. The chief lending officer reports to the Bank’s chief executive officer.

•	lending approval limits for management and loan officers were eliminated in December 2007, except the chief executive officer and chief lending officer.

•	in November, 2007 the Bank established a new Special Assets Department managed by a new vice president and manager of special assets recruited from outside the Bank. The Special Assets Department is responsible for construction, commercial real estate and commercial loan collections, reporting to the chief lending officer and the board. The Company plans to hire additional personnel needed to fully staff the Special Assets Department in the first quarter of 2008.

•	the Company retained a new independent loan consulting firm in the fourth quarter of 2007 to perform external reviews of the Company’s loan portfolio.

•	the chief lending officer is revising lending policies and developing a series of new or improved reports for credit administration to better monitor credit risks internally and provide more detail about loans and credits to senior management, the Board and its loan committee, including but not limited to, concentrations, exceptions to loan policies, special assets and OREO reports, and monthly delinquent, non-accrual, classified loans and exposure.
     We believe that these corrective actions, taken as a whole, will mitigate the control deficiencies identified above but we still need to test the effectiveness of these actions. We plan to continue an on-going review and evaluation of our internal control over financial reporting, and we may make other changes as appropriate based on the results of management’s reviews and evaluations.
     Except as described above, through the filing date of this report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
     As previously reported, a purported securities fraud class action lawsuit was commenced in the United States District Court for the Western District of Washington against the Company and certain of its directors and current and former officers alleging violations of Sections 11 and 15 of the Securities Act of 1933 and seeking an unspecified amount of compensatory damages and other relief in connection with the Company’s initial public offering. Since then four additional, similar actions have been filed in the U.S. District Court in the Western District of Washington. The Company expects, as is typical in these types of cases, that all the actions will be consolidated into a single action and that a consolidated complaint will be filed. No lead plaintiff has yet been appointed.
     The Company received a letter dated December 13, 2007, from the San Francisco Regional Office of the Securities and Exchange Commission (“SEC”) requesting that the Company produce certain documents concerning various issues that have been the subject of recent public disclosure by the Company. The SEC’s letter notes that the request should not be construed as any indication by the SEC or its staff that any violation of law has occurred, or as an adverse reflection upon any person, entity or security. The Company is in the process of gathering and preparing to produce documents in response to the SEC’s request. The Company intends to cooperate with the SEC staff.
     As of January 24, 2008, the Company had commenced collection proceedings on approximately 95 real estate loans by sending notices of default to the borrowers. Some or all of these loans could result in foreclosure actions.
     The Company is unable to predict the outcome of these matters. Our cash expenditures, including legal and other fees, associated with the pending litigation and the regulatory proceedings described above (see Part I, Item 2: Management’s Discussion and Analysis of Finalized Condition and Results of Operations) cannot be reasonably predicted at this time. Litigation and any potential regulatory actions or proceedings can be time-consuming and expensive and could divert management time and attention from our business, which could have a material adverse effect on our revenues and results of operations. The adverse resolution of any specific lawsuit or potential regulatory action or proceeding could have a material adverse effect on our business, results of operations, and financial condition.
     In addition to the above, the Company and Westsound Bank are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business, such as claims to enforce liens, foreclose on loan defaults, and other issues incident to our business. Other than the legal and regulatory proceedings described or referenced above and the anticipated institution of additional lawsuits or claims arising out of or related to the impaired loans, management does not believe that there is any proceeding threatened or pending against the Company or the Bank which, if determined adversely, would have a material effect on the business, results of operations, cash flows, or financial position of the Company or the Bank.
ITEM 1A: RISK FACTORS
     Since our Annual Report on Form 10-K for the year ended December 31, 2006, we have identified additional risk factors which could materially affect our business, financial condition or future results. Any of the following factors could materially and adversely affect our business, financial condition and results of operations after December 31, 2006, and the risks described below are not the only risks that we may face. Many of these factors are beyond our control, and you should read carefully the factors described in “Risk Factors” in the Company’s Form 10-K filed with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. Additional risks and uncertainties not currently known to us may also materially and adversely affect our business, financial condition or results of operations.
     The examination and related investigations by the FDIC and DFI could result in costs, fines, penalties and restrictions that could have an adverse effect on us.
     The FDIC and DFI have indicated to the Company’s management that in the opinion of the regulators, the Bank violated certain banking laws and regulations which are primarily related to the origination, administration and monitoring of construction and mortgage loans.

     The FDIC has requested documents and information from us in the course of their examination and related investigation. We have provided our cooperation. The Company is also conducting its own internal investigation. The costs incurred in connection with these investigations to date have been immaterial, but future costs related to these investigations, including the Company’s own internal investigation, could be significant. However, we cannot predict the ultimate impact, if any, that the pending examination by FDIC and DFI and the related investigations may have on our business operations or results. While we cannot predict the ultimate impact, if any, that these investigations may have on our business operations or results, a material adverse result is possible, including but not limited to imposition of fines or other financial penalties, restriction of our business and lending activities, removal or resignation of one or more members of our senior management and board of directors, and additional loan losses, reserves and/or charge-offs.
     Our future earnings will be significantly affected by the legal and regulatory actions taken against us, as well as those legal actions that we have and may pursue.
     During the past several months, the Company and Westsound Bank have been sued or named in the securities class action lawsuits identified in Part II, Item 1 of this Form 10-Q, which, if adversely determined, could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Further, Westsound Bank is also involved in the regulatory, collection and potential foreclosure actions and proceedings described in Part II, Item 1 of this Form 10-Q. Because we are unable to predict the impact or resolution of these outstanding litigation and regulatory matters or to reasonably estimate the potential loss, if any, and no reserves have yet been established therefor.
     In this regard, we may determine in the future that it is necessary to establish such reserves and, if so established, such reserves could have a material adverse impact on our financial condition. Accordingly, our ability to successfully defend against claims asserted against us in various lawsuits arising out of the circumstances surrounding the loans, or any regulatory action taken against us, as well as any unanticipated litigation, regulatory, or other judicial proceedings may have a substantial impact on the profitability of the Company.
     Our future liquidity depends in part on our ability to attract and retain deposits, which could be adversely affected by adverse publicity in our market area related to the legal and regulatory actions in which we are involved.
     Our liquidity could be adversely affected by unexpected deposit outflows, excessive interest rates by competitors, adverse publicity relating to regulatory and legal actions in which we are involved and similar matters. We experienced a decline in our core deposits as a percentage of our total deposits, since September 30, 2007, of 5.9%. See “Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.”
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Recent Sales of Unregistered Securities. The following sets forth information regarding all unregistered securities sold by the registrant in the three month period ended September 30, 2007:
          (1) Securities Issued Upon Exercise of Stock Options. The following shares of common stock were issued by registrant in the fiscal quarter ended September 30, 2007 pursuant to the exercise of stock options under the 1999 Incentive Stock Option Plan (the “Plan”): 7,375 shares to employees in July for an aggregate purchase price of $26,414.
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
     Not applicable.
ITEM 5: OTHER INFORMATION
     Not applicable.
ITEM 6: EXHIBITS
     See Exhibit Index on pages – 46 - 47.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized
WSB FINANCIAL GROUP, INC.
(Registrant)

Date: February 1, 2008	/s/ David K. Johnson David K. Johnson, Chief Executive Officer

Date: February 1, 2008	/s/ Mark D. Freeman Mark D. Freeman, Chief Financial Officer

Exhibit Number	Exhibit Index

3.1+	Articles of Incorporation of WSB Financial Group, Inc.

3.2+	Articles of Amendment

3.3+	Bylaws of WSB Financial Group, Inc.

3.4+	Amendment to Bylaws

10.1*+	1999 Stock Option Plan

10.2*+	Forms of 1999 Incentive Stock Option Plan Agreements

(a)+	Directors

(b)+	Employees

10.3+	Lease for Port Orchard branch, dated May 28, 2003

10.4+	Lease for Silverdale branch, dated October 1, 2001 and October 1, 2003

10.5+	Lease for Gig Harbor branch, dated March 2, 2004

10.6+	Lease for Federal Way branch, dated March 30, 2005

10.7+	Lease for Belfair LPO, dated December 13, 2005

10.8+	Lease for Port Townsend LPO, dated August 18, 2006

10.9†+	Agreement between Westsound Bank and Fiserv Solutions Inc. dated August 11, 2006

10.10*+	Westsound Bank 401(k) Profit Sharing Plan

10.11+	Placement Agreement among the registrant, WSB Financial Group Trust I and Cohen Bros. & Company dated July 25, 2005

10.12+	Indenture by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.13+	Guarantee Agreement by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.14*+	Employment Agreement with David K. Johnson

10.15*+	Employment Agreement with Mark D. Freeman

10.16*+	Form of Employment Agreement with other executive officers

10.17+	Form of Indemnification Agreement with directors

10.18+	Audit Committee Charter

Exhibit Number	Exhibit Index

10.19+	Compensation Committee Charter

10.20+	Corporate Governance/Nominating Committee Charter

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of David K. Johnson) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Mark D. Freeman) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Previously filed with the Company’s Amendment No. 5 to the S-1 registration statement filed with the Securities and Exchange Commission on December 8, 2006, file no. 333-137058.