Form 10-K
period 2007-12-31
WSB Financial Group, Inc.
filed 2008-03-31
CIK 1372791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                             to
Commission file number: 001-33188

WSB Financial Group, Inc.
(Exact name of registrant as specified in its charter)

Washington (State of incorporation or organization)	20-3153598 (I.R.S. Employer Identification No.)

607 Pacific Avenue Bremerton, Washington (Address of principal executive offices)	98337 (Zip Code)
Registrant’s telephone number, including area code: (360) 405-1200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock ($1.00 par value)	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of March 15, 2008, 5,574,853 shares of the registrant’s common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2007 was $72,516,407 (based upon the closing sales price of $15.80 per share).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Annual Report to Shareholders for fiscal year ended December 31, 2007 – Part II.
Portions of Definitive Proxy Statement to be filed with the Securities and Exchange Commission, relating to the 2008 Annual Meeting of Shareholders, to be held on May 14, 2008 – Part III.

i

PART I
     This Report includes a number of forward-looking statements that reflect the Company’s current views with respect to future events and financial performance. Please refer to the section addressing forward-looking information on pages 20-21 for further discussion. In this report, “we,” “our,” “us,” “Company,” and “WSB Financial” refer to WSB Financial Group, Inc. and subsidiaries, unless otherwise noted or context otherwise indicates.
Item 1. Business
     We are a bank holding company headquartered in Bremerton, Washington. We emphasize a service-oriented culture with a sales-based delivery model focused primarily on real estate lending products and supplemented by commercial banking products and services. We deliver these products through nine full service branches that are located primarily in the west Puget Sound area. At December 31, 2007, we had total assets of $489.3 million, net loans of $393.4 million, total deposits of $421.4 million and stockholders’ equity of $56.7 million.
     Westsound Bank, our wholly owned subsidiary, is a Washington commercial bank that was opened for business in March 1999 by local community leaders and experienced bankers with the mission of providing a superior community banking service model to the west Puget Sound area. We believe this is an attractive market that benefits not only from its proximity to the economic activity in the Seattle Metropolitan Statistical Area, but also the high quality of living it offers its residents and seasonal visitors. We formed our holding company, WSB Financial Group, Inc., in 2005.
     Our headquarters and administrative offices are located at our downtown branch at 607 Pacific Avenue, Bremerton, Washington 98337 and our telephone number is (360) 405-1200. We maintain a website at www.westsoundbank.com.
Our Business Strategy
     Our current business strategy emphasizes the following:
•	Focusing on our compliance, internal audit and risk management function, including our interest, credit and operational risks.

•	Proactively managing loan collections, credit quality and internal controls within loan operations, to correct deficiencies and comply with the FDIC order. See Part II, Item 9A(T) of this report.

•	Expanding our business and commercial lending activities, including our commercial and industrial, or C&I, lending and diversifying our loan portfolio through our existing branches.

•	Managing our liquidity and maintain and improving our capital position on a risk-adjusted basis in compliance with regulatory guidelines, while exploring prudent means to grow our business internally.

•	Growing our local, core deposits in order to fund loans and help maintain our net interest margins.

•	Retaining well-trained, motivated personnel who provide superior customer service.
     The Company and its subsidiary, Westsound Bank, are subject to regulatory actions with respect to their operations, including a cease and desist order (“FDIC order” or “regulatory order”) with the Federal Deposit Insurance Corporation, or FDIC, and the Washington Department of Financial Institutions, or DFI, which primarily addresses deficiencies in the Bank’s lending department and the determination of allowance for loan losses, described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

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
     Permanent commitments are primarily restricted to no greater than 10 year maturities with rate adjustment periods at least every 60 months when fixed commitments exist.
     Residential Mortgage Loans. Our residential mortgage loans consist of residential first and second mortgage loans, residential construction loans and home equity line of credit and term loans secured by first and second mortgages on the residences of borrowers. Second mortgage loans and home equity lines of credit are used for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed, floating and variable interest rates and a variety of loan maturities. The majority of the residential mortgage loans that we originate are sold in the secondary market.
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
Credit Policies:
     Generally, the developers of multifamily construction loans for apartment type dwellings do not have any leases in place for these projects, but we require a maximum loan to value of 80%, minimum debt service coverage ratio of 1.2:1 at stabilized occupancy, full recourse to the borrower and personal guarantees from the principals of corporate borrowers to reduce our risks associated with these loans. For construction loans for commercial and industrial projects, we usually require a minimum of 50% of the space leased with reasonable projections supporting a minimum debt service coverage ratio of 1.2:1 at stabilized occupancy, or executed leases must be in place to provide a minimum debt service coverage ratio of 1.1:1 with reasonable projections to meet the minimum stabilized coverage ratio of 1.2:1. While we prefer a minimum of 50% of the project’s space to be leased, a lesser percentage may be approved depending on the amount by which the projected debt service coverage ratio exceeds the minimum debt service coverage ratio. Because this type of loan represents a higher degree of risk to the Bank, normally this loan is only made to developers with well-established track records in the industry, substantial cash flow, and with tenants with strong credit supporting the loan. We also provide land development loans to qualified developers and builders who are experienced and well-capitalized. Normally the principals of the developer are required to personally guarantee the loan, although exceptions may be made on a case-by-case basis for well-established builders/developers or exceptionally strong properties that have a substantial debt coverage ratios. Where possible, permanent take out commitments from financially sound lenders or other evidence of a source of repayment acceptable to the Bank may be required, or the Bank may offer permanent financing at the conclusion of the project.
     The board of directors of Westsound Bank establishes our lending policies. These lending policies are reviewed at least annually and evaluated from time to time by the board. Key elements of our current policies are debt service coverage, monitoring concentration levels and maintaining strict approval and underwriting procedures. In the FDIC order, our regulators found that the Bank had failed to adhere to these credit policies in certain respects resulting in significant provisioning to our allowance for loan loss. Specifically, internal routine policies and procedures were not followed resulting in violation of various banking laws and regulations relating to internal audits and controls, real estate appraisal and lending guidelines, and responsibilities of bank directors and officers. A number of corrective actions to credit policies and procedures have been addressed and implemented by the Company, while others are in the process of being evaluated and addressed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments”.
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
•	Individual Authorities. Individual loan officers have approval authority of various levels based on experience and abilities up to $100,000 for secured and unsecured loans. The chief lending officer has approval authority of up to $250,000 for secured and unsecured loans.

•	Senior Loan Committee. The senior loan committee consists of the chief executive officer and the chief lending officer. The committee has approval authority up to $500,000 for secured and unsecured loans.

•	Directors Loan Committee. The directors loan committee consists of three directors of Westsound Bank, the chief executive officer and the chief lending officer. It has approval authority up to our legal lending limit, which was approximately $12.6 million at December 31, 2007.
     Loan Grading and Loan Review. We seek to quantify the risk in our lending portfolio by maintaining a loan grading system consisting of seven different categories (Grades 1-7). The grading system is used to determine, in part, the provision for loan losses. The first three grades in the system are considered satisfactory. The other four grades range from a “Watch” category to a “Loss” category. These four grades are further discussed below under the section subtitled “Classified Assets.”
     The originating loan officer initially assigns a grade to each credit as part of the loan approval process. Such grade may be changed as a loan application moves through the approval process. In addition to any dollar limitations that may require higher credit approval authority, each loan that is graded “Watch” or worse requires prior approval of the directors loan committee of Westsound Bank.
     The grade on each individual loan is subject to review from time to time, and may be changed if warranted. The board of directors of Westsound Bank reviews monthly the aggregate amount of all loans graded as special mention, substandard or loss. Additionally, changes in the grade for a loan may occur through any of the following means:
•	random reviews of the loan portfolio conducted by loan administration;

•	annual reviews conducted by an outside loan reviewer;

•	bank regulatory examinations; or

•	quarterly action plans submitted to loan administration by the responsible lending officers for each credit graded 4-7.
     Loan Delinquencies. When a borrower fails to make a committed payment, we attempt to cure the deficiency by contacting the borrower to seek payment. Habitual delinquencies and loans delinquent 10 days or more are reviewed at the weekly directors loan committee meeting for possible changes in grading.
     Classified Assets. Federal regulations require that each insured bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets, and, if appropriate, classify them. We use grades 4-7 of our loan grading system to identify potential problem assets. There were $15.0 million, $3.3 million and $637,000 in classified loans at December 31, 2007, December 31, 2006 and December 31, 2005, respectively.
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
     We intend to continue our efforts at attracting deposits from our business lending relationships in order to reduce our cost of funds and improve our net interest margin. Also, we believe that we have the ability to attract sufficient additional funding by re-pricing the yields on our CDs in order to meet loan demands during times that growth in core deposits differs from loan demand. We have also utilized wholesale funding from time to time, as well as Internet-based rate offerings to attract large sums of deposits, which are now restricted by the FDIC order described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.” The FDIC order prohibits Westsound Bank from increasing the amount of broker deposits above the amount outstanding on the effective date of the FDIC order, or soliciting, retaining or rolling over broker deposits except as approved by FDIC.
     In addition to our traditional marketing methods, we attract new clients and deposits by:
•	expanding long-term business customer relationships, including referrals from our customers; and

•	building deposit relationships through our branch relationship officers who are compensated based upon the profitability of such relationships.
     Other Borrowings. We may occasionally use our Fed funds lines of credit to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. We have two Fed funds lines with other financial institutions pursuant to which we can borrow up to $20 million on an unsecured basis. These lines may be terminated by the respective lending institutions at any time.

     We can also borrow from the Federal Home Loan Bank, or FHLB. However, our credit line of $16 million has been placed on hold until FHLB completes its credit analysis of the Bank and will probably be collateral dependent. We had no FHLB borrowings in 2007.
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
Our Concentrations/Customers
     No individual or single group of related accounts is considered material in relation to our assets or deposits or in relation to our overall business. However, approximately 91.5% of our loan portfolio at December 31, 2007 consisted of real estate-secured loans, including commercial loans secured by real estate, construction loans and real estate mortgage loans. Moreover, our business activities are currently focused in west Puget Sound, particularly Kitsap County. Consequently, our business is dependent on the trends of this local economy, and in particular, the commercial and residential real estate markets. At December 31, 2007, we had 29 loans in excess of $1.5 million each, totaling $63.9 million. These loans comprise approximately 1.9 % of our loan portfolio by number of loans and 15.4% by total loans outstanding. Not including credit card and consumer overdraft lines and purchased participation loans, our average loan size as of December 31, 2007 was approximately $273,000.
     Our lending policies also establish customer and product concentration guidelines to control single customer and product exposures. As these guidelines are not absolute, at any particular point in time the ratios may be higher or lower because of funding on outstanding commitments. Set forth below are our concentration guidelines and the segmentation of our loan portfolio by loan type as of December 31, 2007.

10

	Percent of
	Total Tier
	1 Capital	Percent of Total Loans
	Actual	Policy Limit	Actual
Real Estate
Construction	307%	50.0%	47%
Land development	93%	25.0%	14%
Commercial real estate	114%	40.0%	17%
Residential real estate	84%	40.0%	13%
Commercial and industrial	50%	50.0%	8%
Consumer	6%	25.0%	1%
Risk Management
     We are committed to maintaining internal controls to manage the risks of our business. Our audit committee has defined our most significant risks and measures the trends from low to high. The committee has identified credit risk as the main area that could have the greatest impact on capital. In order to mitigate and proactively manage this area of risk, we have established sound procedures and committed experienced human resources to this effort.
     We have focused on enhancing credit administration as a result of the issues and weaknesses identified in 2007, including the FDIC order described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments”:
•	The board of directors appointed Charles L. Turner as the Bank’s chief lending officer in mid 2007. Credit administration has been staffed to maintain all credit policies and procedures, loan documentation, board and management reporting, disbursement of loan proceeds and to review the integrity of the credit risk rating system;

•	Credit administration has been enhanced by the creation of the special assets department in late 2007. This department is responsible for the identification of problem loans. The primary duties of the department include tracking maturing, past due and non accrual loans, analyzing current collateral values, analyzing current financial status of borrower, the collection of non-performing loans and the foreclosure process; and

•	Loan operations support has been enhanced by the selection of a new loan operations manager in late 2007 that is well versed in the loan and audit documentation area. The department also created a new position in early 2008 focusing on quality control within the loan department.
     We believe that this reorganization of the lending area will allow management to maintain an accurate understanding of risk levels at all times. With this level of understanding, strategic plans are developed with the necessary risk parameters to adequately protect our capital.
Training Program
     We have a state-of-the-art training facility at our headquarters in Bremerton, Washington which houses 16 interactive training stations in a classroom type setting. We use the training program to provide both continuing education and regulatory training, as well as general operational and sales training for all new hires. The program covers all aspects of banking, from regulatory and financial topics to customer courtesy and sales.
     Our marketing department has also taken advantage of the training facility by offering classes to our customers and the general public, to better educate our customers on our products and services. Some recent topics have included accounting for builders, banking on-line, and balancing a checkbook.
Information Technology Systems
     We made significant investments in core informational technology systems in recent years for our banking and lending operations and management activities. These computer systems automate bank transactions for our branches, mortgage originations, other loans and electronic banking, database and direct response marketing, and provide cash management, streamlined reporting and reconciliation support as well as sales support.
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
Our Market Area
     We operate primarily in the west Puget Sound area, which encompasses the Kitsap and Olympic peninsulas and islands west of Seattle, along the I-5 corridor in Federal Way, Washington. According to our federal banking regulator, the Federal Deposit Insurance Corporation, or FDIC, our headquarters in downtown Bremerton is located in “a low income” area and our other branches are located in “middle income” areas. The west Puget Sound market benefits from a high quality of life, with significant outdoor recreational opportunities, median home prices significantly below the Seattle Metropolitan Statistical Area and a small community lifestyle. In addition, our markets are benefiting from a growing base of small- and medium-sized businesses, as well as a number of growing military operations. We also benefit from the significant economic activity generated in and around the Seattle Metropolitan Statistical Area as defined by the U.S. Census Bureau, which includes King, Pierce and Snohomish counties. While we have a limited presence in the Seattle Metropolitan Statistical Area with our Federal Way and Gig Harbor branches, these locations have not yet greatly impacted our overall performance and we do not have any locations in the city of Seattle. The Seattle Metropolitan Statistical Area has a diversified economy with major employers in a number of growth industries including aerospace, technology, health care, computer and telecommunications. Approximately 6,000 commuters ride the state ferries each day between their homes on Bainbridge Island and in other Kitsap County communities and downtown Seattle.
Kitsap County
     With four branches, Kitsap County is the largest market we serve. Along with our headquarters, approximately 63.4% of our deposits and approximately 53.6% of our loans, are in Kitsap County. Based on FDIC data as of June 30, 2007, we had a 10% deposit market share in Kitsap County. As of third quarter 2007, the unemployment rate for Kitsap County was 4.5% which was slightly above the rate for the Seattle Metropolitan Statistical Area for the same period of 4.0%.
     The military is a major source of employment, providing approximately one-quarter of the employment within the county. Most of the military jobs in the county are associated with two major U.S. Navy bases, the nuclear submarine base in Bangor (which is the only deep water port for nuclear submarines on the West Coast) and the ship repair and dry dock facilities in Bremerton (which is the only facility with the capacity for aircraft carriers on the West Coast). While many naval installations were being considered for downsizing during the latest Base Realignment and Closure Committee review in 2005, Kitsap was slated for a modest gain in jobs. Although a number of military bases have been closed in recent years in other parts of the country, we believe the risk of a base closure is remote because of these bases’ unique capabilities and strategic importance on the West Coast.
     We believe Kitsap County, and Bremerton in particular, are attractive markets. Inc. magazine ranked Bremerton as one of the country’s “hottest small cities for entrepreneurs,” in its May 1, 2006 issue for cities with an employment base under 150,000 people. In addition, in June 2004 MONEY magazine called Bremerton “one of the top 5 up and coming ‘hot’ cities in the country with populations under 250,000.”

Clallam County
     We have two branches in Clallam County. Based on FDIC data as of June 30, 2007, we had a 7% deposit market share in Clallam County. Unemployment in the county as of third quarter 2007 is 5.7%. Health care and tourism from Canada are among the key industries. The Kiplinger Letter named Port Angeles as a top area to start a new business several years ago. The city of Sequim, long known as a retirement haven, is establishing itself as a regional shopping center for the Olympic Peninsula.
Seattle Metropolitan Statistical Area
     We currently have one branch in Pierce County in Gig Harbor, approximately thirty-five miles from the city of Seattle. Based on FDIC data as of June 30, 2007, we had a deposit market share of less than 1.0% in Pierce County, which includes the city of Tacoma, located thirty miles south of Seattle. The Port of Tacoma is a major center of business in the county. A second Tacoma Narrows bridge linking Pierce County commuters with Gig Harbor in west Puget Sound was completed in 2007, making commuting from Tacoma and the south King County area to Seattle a viable option.
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
     As of December 31, 2007 we estimate that 38.1% of our loans and 7.6% of our deposits originated in our two Seattle Metropolitan Statistical Area locations. We do not have any locations in the city of Seattle. Unemployment in the Seattle Metropolitan Statistical Area was 4.0% as of third quarter 2007.
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
     According to the FDIC’s deposit market share report, as of June 30, 2007 18 banks operated in Kitsap County and 14 operated in Clallam county. In Kitsap County, two large national banks, Bank of America, N.A. and Washington Mutual Bank, had approximately 33.1% of all deposits and two other community banks, American Marine Bank and Kitsap Bank, had approximately 28.4% of all deposits.
     We believe that our focus on customer service and relationship-banking distinguishes us from the larger banks, and can provide us with a sustainable competitive advantage over our competitors in the west Puget Sound market, including other community banks.
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

Employees
     We had a total of 103 full-time equivalent employees at December 31, 2007. Our employees are not represented by a labor organization, and we are not aware of any activity seeking such organization. We believe that our relationship with our employees is good.
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
Compliance
     In order to assure that we are in compliance with the laws and regulations that apply to our operations, including those summarized below, we employ a compliance officer, and we engage an independent compliance auditing firm. We are regularly reviewed by the Federal Reserve, the FDIC, and the Washington Department of Financial Institutions, Division of Banks, or DFI, during which reviews such agencies assess our compliance with applicable laws and regulations. We are currently subject to regulatory orders as result of recent examinations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”
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
     The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, WSB Financial Group must file written notice and obtain Federal Reserve approval prior to purchasing or redeeming its equity securities. Additionally, WSB Financial Group is required by the Federal Reserve to maintain certain levels of capital. See “Capital Adequacy” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” for a discussion of the applicable federal capital requirements.

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
     In addition, a bank may not pay cash dividends if doing so would reduce its capital below minimum applicable federal capital requirements. See “Capital Adequacy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” below for a discussion of the applicable federal capital requirements.
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
     Brokered Deposits. Under the Federal Deposit Insurance Corporation Improvement Act, or FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. As of December 31, 2007, we had $65.0 million of brokered deposits. As a result of the FDIC order described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” the Bank is subject to limitations with respect to its brokered deposits. The FDIC order prohibits Westsound Bank from increasing the amount of broker deposits above the amount outstanding on the effective date of the FDIC order, or soliciting, retaining or rolling over broker deposits except as approved by FDIC.
     Check Clearing for the 21st Century Act. The Check Clearing for the 21st Century Act, also known as Check 21, was enacted in 2003. The law gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:
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
     This legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.
     Federal Home Loan Bank System. The Federal Home Loan Bank, or FHLB system, of which our Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the boards of directors of each regional FHLB.
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
Deposit Insurance
     Westsound Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the FDIC. Westsound Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”
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
Anti-terrorism Legislation
     USA Patriot Act of 2001. Among other things, the Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals; (iii) requires financial institutions to establish an anti-money-laundering compliance program; and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Patriot Act. While we believe the Patriot Act may, to some degree, affect our recordkeeping and reporting expenses, we do not believe that it will have a material adverse effect on our business and operations.
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
Executive Officers of the Registrant
     The names and ages of all executive officers of the Company and the positions and offices held by such persons as of March 15, 2008 are as follows:

Name	Position with the Company	Age
Mark D. Freeman	Interim President and Chief Executive Officer, Executive Vice President of Finance and Operations, Chief Financial Officer	55
Veronica R. Colburn	Senior Vice President, Chief Risk Officer	45
Charles L. Turner	Senior Vice President, Chief Lending Officer	47
Robin A. Seelye	Senior Vice President, Operations	37
Notice About Forward-Looking Statements
     This annual report on Form 10-K includes forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:
•	changes in general economic conditions, either nationally or locally in the west Puget Sound and Seattle Metropolitan Statistical Area;

•	inflation, interest rate, market and monetary fluctuations;

•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;

•	the adequacy of our credit risk management and the allowance for loan losses, Westsound Bank’s asset quality, and our ability to collect on delinquent loans, including the residential construction loans;

•	the availability of and costs associated with sources of liquidity;

•	changes in real estate values generally, within the markets in which we generate loans, which could adversely affect the demand for loans and may adversely affect collateral held on outstanding loans;

•	our ability to successfully defend against claims asserted against us in lawsuits arising out of, or related to, our lending operations or any regulatory action taken against us, as well as any unanticipated litigation, regulatory, or other judicial proceedings;

•	our ability to successfully operate under the terms of the FDIC order;

•	the success of the Company at managing the risks involved in the foregoing; and

•	other risks which may be described in our future filings with the SEC under the Securities Exchange Act of 1934.
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
Risks Relating to Our Business and Market
Restrictions imposed by regulatory actions could have an adverse effect on us and failure to comply with any of their provisions could result in further regulatory action or restrictions.
     The Company and its subsidiary, Westsound Bank, are subject to regulatory actions, including an FDIC order, with respect to their operations, described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”
     The FDIC order identified deficiencies within credit administration in connection with a lack of sufficient or adequate policies, procedures, and control with respect to the underwriting, documentation and monitoring of loans, the detection of risks related to the concentration and other risks associated with the residential construction and other loans, the determination of our provision for loan losses and possible violations or contraventions of law.
     Further, in 2006 the FDIC found that we violated the reporting requirements of the Home Mortgage Disclosure Act and other consumer banking laws, imposed penalties of $6,000 and required our board to enter into a memorandum of understanding to correct the violations and related deficiencies in our internal controls.
    These regulatory actions may limit our growth and adversely affect our earnings.
Our future prospects and competitive position could be diminished and our profitability could be reduced, as a result of adverse conditions in the markets in which we operate.
     Our rapid growth prior to 2007 was driven in large part by a strong residential housing market in west Puget Sound and our ability to identify attractive expansion opportunities. A downturn in local economic market conditions, particularly in the real estate market, a failure to attract and retain high performing employees, heightened competition from other financial services providers, and an inability to attract additional core deposits and lending customers, among other factors, could limit our ability to grow in the future.
Over 91% of our loans are real estate related, including loans for construction and land development projects and for the purchase, improvement or refinancing of residential and commercial real estate. An adverse change in the real estate market could cause collateral for loans made by us to decline in value, and loan delinquencies and problem assets to increase.
     Approximately 91.5% of our loan portfolio as of December 31, 2007 was comprised of loans secured by real estate, including construction and development, commercial and residential real estate loans. Approximately 73% of our residential real estate loans are single family (1-4 units) and 27% are multifamily. A downturn in the real estate market could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.
Over 61.2% of our loans are real estate construction and development loans, which have a higher degree of risk and a greater potential for losses that would reduce our earnings.
     Approximately 61.2% of our loan portfolio as of December 31, 2007 consisted of real estate construction and development loans, which generally have a higher degree of risk than long-term financing of existing properties because repayment depends on the completion of the project and usually on the sale of the property.

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
     A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and non-performance on loans. We maintain an allowance for loan losses in accordance with accounting principles generally accepted in the United States to provide for such defaults and other non-performance. As of December 31, 2007, our allowance for loan losses as a percentage of loans was 4.71%. The determination of the appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes, and risk management systems and controls may not prevent unexpected losses. Our allowance for loan losses may not be adequate to cover actual loan losses. Moreover, any increase in our allowance for loan losses will adversely affect our earnings.
We serve a limited geographic area, and an economic downturn in the west Puget Sound or Seattle Metropolitan Statistical Area could limit our growth and reduce our profitability.
     Our current geographic market consists primarily of the west Puget Sound area, including Kitsap County. The FDIC has characterized our headquarters in downtown Bremerton as being located in a “low income” area and our other branches and loan production offices as being located in “middle income” areas. As of December 31, 2007, our Kitsap County customers accounted for approximately 63% of our deposits and 54% of our loans. Because of our relatively small size and geographic concentration, adverse changes in local economic conditions, such as income levels, deposits and housing starts, would have a relatively greater affect on us than they would on the larger national and regional competitors that are active in our market areas. If local or regional economic conditions were to deteriorate, demand for our products and services likely would decline and the quality of our loan portfolio could be reduced.
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
     As of December 31, 2007 approximately 91.5% of our loans were secured by real estate, primarily located in our west Puget Sound market. If the local economy, and particularly the real estate market, declines, the rates of delinquencies, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. As a result of this lack of diversification in our loan portfolio a downturn in the local real estate market could significantly reduce our profitability and adversely affect our financial condition.

We have a relatively high percentage of unseasoned credits, which are considered to pose a potential greater repayment risk than loans that have been outstanding for a longer period of time.
     As a result of our rapid growth prior to 2007 and our focus on real estate construction and development lending, a significant portion of our loan portfolio is represented by new credits. Generally, loans that are relatively new, referred to as unseasoned loans, do not have sufficient repayment history to determine the likelihood of repayment in accordance with their terms. At December 31, 2007, 85.1% of our total loan portfolio consisted of loans booked within the past two years, including loan renewals.
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
     The ratio of variable to fixed rate loans in our loan portfolio, the ratio of short-term (maturing at a given time within 12 months) to long-term loans, and the ratio of our demand, money market and savings deposits to CDs (and their time periods), are the primary factors affecting the sensitivity of our net interest income to changes in market interest rates. As of December 31, 2007, 39.4% of our $414.0 million gross loan portfolio were variable rate loans and 60.6% were fixed rate loans. Our short-term loans are typically priced at prime plus a margin, and our long-term loans are typically priced based on a U.S. Treasury index for comparable maturities, plus a margin. In addition, approximately 75.4% of our fixed-rate loans receivable were short-term and approximately 24.6% were long-term, and 30.0% of our deposits were demand, money market and savings accounts and 70.0% were CDs. The composition of our rate sensitive assets or liabilities is subject to change and could result in a more unbalanced position that would cause market rate changes to have a greater impact on our earnings.
We face strong competition from banks and other financial services providers that offer banking services, which may limit our ability to attract and retain banking clients.
     Competition in the banking industry generally, and in our geographic market specifically, is intense. Competitors include banks, as well as other financial services providers, such as savings and loan institutions, consumer finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several larger national and regional financial institutions whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs, offer a wider array of banking services and conduct extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of a broader customer base than us. Larger competitors may also be able to offer better lending and deposit rates to customers, and could increase their competition as we become a public company and our growth becomes more visible. Moreover, larger competitors may not be as vulnerable as us to downturns in the local economy and real estate market since they have a broader geographic area and their loan portfolio is diversified. We also compete against community banks that have strong local ties. These smaller institutions are likely to cater to the same small- and medium-sized businesses that we target. If we are unable to attract and retain banking customers, we may be unable to grow or maintain our loan and deposit portfolios and our results of operations and financial condition may otherwise be adversely affected. Ultimately, we may be unable to compete successfully against current and future competitors.
If we need additional capital in the future, we may not be able to obtain it on terms that are favorable. This could negatively affect our performance and the value of our common stock.
     We may need to raise additional capital in the future to maintain our capital levels or take advantage of growth opportunities. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain additional capital in the amounts or on terms satisfactory to us.
The unexpected loss of key officers would materially and adversely affect our ability to execute our business strategy, and diminish our future prospects.
     The loss of the services of our interim chief executive officer and chief financial officer, Mark D. Freeman or that of other key executives could materially and adversely affect our ability to successfully implement our business plan and, as a result, our future prospects. In light of the relatively small pool of persons involved in the banking industry in western Washington, we could have difficulty replacing any of our senior management team or senior officers with equally competent persons who also are familiar with our market area.
We are exposed to risk of environmental liabilities with respect to properties to which we take title.
     Approximately 91.5% of our outstanding loan portfolio at December 31, 2007 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third-parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third-parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Our future earnings will be significantly affected by the legal and regulatory actions taken against us, as well as those legal actions that we have and may pursue.
     The Company and Westsound Bank have been sued or named in the securities class action lawsuits identified in Part I, Item 3 of this Form 10-K, which, if adversely determined, could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Further, Westsound Bank is also involved in the regulatory, collection and potential foreclosure actions and proceedings described in Part I, Item 3 of this Form 10-K. Because we are unable to predict the impact or resolution of these outstanding litigation and regulatory matters or to reasonably estimate the potential loss, if any, and no reserves have yet been established therefor.
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
     Our liquidity could be adversely affected by unexpected deposit outflows, excessive interest rates by competitors, adverse publicity relating to regulatory and legal actions in which we are involved and similar matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.”
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
     We have not paid, and currently have no plans to pay, cash dividends to our shareholders, and the FDIC order prohibits us from doing so. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”
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
Item 2. Properties
     We own the buildings and land for four of our offices, in addition to our headquarters. These properties are not subject to any mortgages or encumbrances and consist of the following:
•	Headquarters located at 607 Pacific Avenue, Bremerton, Washington, which is 20,196 square feet. Our headquarters and administrative offices are located in the main branch.

•	Bremerton support facility located at 190 Pacific Avenue, Bremerton, Washington, which is 6,668 square feet.

•	Port Angeles branch located at 602 E. Front Street, Port Angeles, Washington, which is 2,358 square feet.

•	Poulsbo branch located at 21895 Viking Way NW, Poulsbo, Washington, which is 2,000 square feet.

•	Sequim branch located at 1320 W. Washington, Sequim, Washington, which is 6,480 square feet.
We lease four of our branches:
•	Port Orchard branch located at 100 Bethel Avenue, Port Orchard, Washington, which is 1,400 square feet. The lease is for a five-year term, expiring May 2008. Our current monthly rent is $2,100.

•	Silverdale branch located at 9960 Silverdale Way NW, Silverdale, Washington, which is 6,031 square feet. The lease expires in October 2011. Our current monthly rent is $6,869, which increases to $7,874 by the end of the lease.

•	Gig Harbor branch located at 5775 Soundview Drive, Gig Harbor, Washington, which is 3,950 square feet. The lease is for a five-year term, expiring April 2010. Our current monthly rent is $4,967, which increases to $5,296 by the end of the lease.

•	Federal Way branch located at 2505 South 320th Street, Federal Way, Washington, which is 3,420 square feet. The lease is for a five-year term, expiring June 2010. Our current monthly rent is $9,167, which increases to $9,452 by the end of the lease.

•	Port Townsend branch located at 2500 West Sims Way, Port Townsend, Washington, which is 1,300 square feet. Our current monthly rent is $2,282 per month. The lease is for a three year term, expiring February 2010.
     We believe that our existing facilities are adequate for our present purposes. We presently have no preliminary agreements or understandings with any third-party to acquire additional branch locations.
Item 3. Legal Proceedings.
     As previously reported, a purported securities fraud class action lawsuit was commenced in the United States District Court for the Western District of Washington against the Company and certain of its directors and current and former officers alleging violations of Sections 11 and 15 of the Securities Act of 1933 and seeking an unspecified amount of compensatory damages and other relief in connection with the Company’s initial public offering. Since then four additional, similar actions have been filed in the U.S. District Court in the Western District of Washington. As is typical in these types of cases, all the actions have been consolidated into a single action, In Re: WSB Financial Group Securities Litigation, Master File No. CO7-1747 RAJ. The lead plaintiff is the Police and Fire Retirement System for the City of Detroit, whose consolidated complaint is due March 28, 2008.
     The Company received a letter dated December 13, 2007, from the San Francisco Regional Office of the Securities and Exchange Commission (“SEC”) requesting that the Company produce certain documents concerning various issues that have been the subject of recent public disclosure by the Company. The SEC’s letter notes that the request should not be construed as any indication by the SEC or its staff that any violation of law has occurred, or as an adverse reflection upon any person, entity or security. The Company provided documents in response to the SEC’s request. The Company intends to cooperate with the SEC staff.
     As of March 14, 2008, the Company had commenced collection proceedings on approximately 171 real estate loans by sending notices of default to the borrowers. Some or all of these loans could result in foreclosure actions.
     The Company is unable to predict the outcome of these matters. Our cash expenditures, including legal and other fees, associated with the pending litigation and the regulatory proceedings described above (see Management’s Discussion and Analysis of Finalized Condition and Results of Operations) cannot be reasonably predicted at this time. Litigation and any potential regulatory actions or proceedings can be time-consuming and expensive and could divert management time and attention from our business, which could have a material adverse effect on our revenues and results of operations. The adverse resolution of any specific lawsuit or potential regulatory action or proceeding could have a material adverse effect on our business, results of operations, and financial condition.
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
Item 4. Submission of Matters to a Vote of Stockholders
No matters were submitted to stockholders during the fourth quarter of 2007.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     (a) Market for Registrant’s Common Stock. Prior to our initial public offering there was no public market for our common stock. Our common stock and prior to the formation of WSB Financial Group, the common stock of Westsound Bank, has been traded, from time to time, by individuals on a negotiated basis between the parties. The following table sets forth those trades since January 1, 2006 through December 31, 2007 of which we have knowledge, and the trading history on NASDAQ from December 14, 2006 to December 31, 2007, including the quarter in which the trades occurred, the aggregate number of shares traded during such quarter and the range of sales price per share:

Quarter of Trade	Number of Shares	Price Per Share
1st ‘06	112	10.74
2nd ‘06	3,600	12.14
3rd ‘06	3,225	12.06
4th ‘06
(through 12/31/06)	14,068	13.15

Quarter of Trade	Average Volume	Low/High
12/14/06 through 12/31/06)	981,700	18.56/19.20
1st ‘07	30,700	17.40/20.82
2nd ‘07	59,500	14.93/18.44
3rd ‘07	59,900	11.20/15.98
4th ‘07	236,200	4.03/12.48
     On March 17, 2008, there were 2,281 holders of record of our common stock.
     The principal market for our common stock is The NASDAQ Stock Market LLC.
     (b) Recent Sales of Unregistered Securities. The following sets forth information regarding all unregistered securities sold by the registrant in the three month period ended December 31, 2007:
          (1) Securities Issued Upon Exercise of Stock Options. The following shares of common stock were issued by registrant in the fiscal quarter ended December 31, 2007 pursuant to the exercise of stock options under the 1999 Incentive Stock Option Plan (the “Plan”): 10,748 shares to employees in March, 6,757 shares to — employees in April, 4,300 shares to employees in June, 2007, and 7,375 shares to an employee in July, 2007, for an aggregate purchase price of $136,504.
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
     Additionally, our junior subordinated debt agreement prohibits us from paying dividends if we have deferred payment of interest on outstanding trust preferred securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.” We are deferring interest on our trust preferred securities. See Note 7 of the Notes to Consolidated Financial Statements.
     We are a legal entity separate and distinct from Westsound Bank. Because we are a holding company with no significant assets other than Westsound Bank, we will be dependent upon dividends from Westsound Bank for cash with which to pay dividends when, and if, our dividend policy changes. For a discussion of the regulatory limitations on Westsound Bank’s ability to pay dividends. See “Supervision and Regulation — Federal and State Regulation of Westsound Bank — Dividends” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”
     (d) Initial Public Offering. On December 19, 2006, the Company completed its initial public offering. The net proceeds of the offering, including the exercise of the over-allotment option, to the Company (after deducting expenses) were $40.2 million. Presently, the net proceeds are temporarily being held as available cash in Westsound Bank, which in turn allows the Bank to use the proceeds in its normal day to day funding needs. There has been no material change in the planned use of proceeds from this initial public offering as described in the Company’s final prospectus filed with the SEC.
Item 6. Selected Financial Data
     You should read the summary consolidated financial data set forth below in conjunction with our historical consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report. The summary consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the summary consolidated balance sheet data as of December 31, 2007 and 2006 have been derived from our audited consolidated financial statements included elsewhere in this report. The summary consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the summary consolidated balance sheet data as of December 31, 2004 and 2003 have been derived from our audited financial statements that are not included in this report.
     During the year ended December 31, 2005, shareholders of Westsound Bank exchanged their common stock in Westsound Bank for common stock in the newly formed holding company, WSB Financial Group, Inc. The transaction was accounted for based on historical carrying amounts. The consolidated financial statements include the accounts of WSB Financial Group, Inc. and its wholly owned subsidiary, Westsound Bank. Year-end data for 2003 and 2004 reflect financial data for Westsound Bank.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except share and per share data)
Consolidated Balance Sheet Data:
Cash and due from banks	$10,026	$9,048	$8,158	$2,534	$2,852
Federal funds sold	56,900	17,150	18,400	8,650	6,500
Investment securities	8,832	8,244	8,235	4,558	6,273
Loans, net(1)	393,436	340,208	207,172	117,623	58,222
Total assets	489,333	386,754	249,998	137,416	76,012
Deposits	421,445	315,022	224,167	123,593	68,003
Junior subordinated debt	8,248	8,248	8,248	0	0
Stockholders’ equity	56,720	61,657	16,006	12,912	7,901
Consolidated Income Data:
Interest income	$37,396	$28,342	$15,693	$7,943	$4,396
Interest expense	17,514	11,785	5,182	1,705	1,110

Net interest income	19,882	16,557	10,511	6,238	3,286
Provision for loan losses	15,879	1,523	1,351	654	231

Net interest income after provision for loan losses	4,003	15,034	9,160	5,584	3,055
Non-interest income	4,531	4,672	5,241	2,806	293
Non-interest expense	16,494	13,854	10,692	6,370	2,384

Income (loss) before income taxes	(7,960)	5,852	3,709	2,020	964
Provision (benefit) for income taxes	(2,760)	1,967	1,297	680	333

Net Income (loss)	$(5,200)	$3,885	$2,412	$1,340	$631

Share Data:
Earnings (loss) per share-basic	$(0.93)	$1.35	$0.91	$0.59	$0.36
Earnings (loss) per share – diluted	(0.93)	1.18	0.82	0.55	0.35
Book Value per share	$10.17	$11.12	$5.88	$4.98	$3.91
Shares outstanding at period end	5,574,853	5,545,673	2,722,048	2,594,485	2,019,171

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except share and per share data)
Weighted average shares outstanding – basic	5,565,123	2,870,022	2,642,628	2,270,211	1,734,434
Weighted average shares outstanding – diluted	5,565,123	3,285,622	2,925,092	2,429,577	1,801,667
Selected Performance Ratios:
Return on average assets	-1.17%	1.28%	1.28%	1.37%	1.04%
Return on average stockholders’ equity	-8.4%	19.6%	16.6%	13.6%	9.9%
Net interest margin	4.62%	5.65%	5.90%	6.77%	5.71%
Efficiency ratio	67.6%	65.3%	67.9%	70.4%	66.6%
Selected Liquidity and Assets Ratios:
Net Loans to deposit ratio	93.4%	108.0%	92.4%	95.2%	85.6%
Average stockholders’ equity to average assets	14.0%	6.5%	7.8%	10.1%	10.4%
Risk-based capital ratios:
Leverage capital	13.9%	19.8%	9.3%	10.6%	11.8%
Tier 1 risk-based capital	15.4%	20.2%	10.2%	11.2%	13.1%
Total risk-based capital	16.7%	21.4%	12.8%	12.2%	14.0%
Selected Asset Quality Ratios:
Non-performing loans to total loans	6.12%	0.06%	0.06%	0.09%	0.00%
Non-performing assets to total assets	5.38%	0.06%	0.05%	0.09%	0.04%
Allowance for loan losses to total loans	4.71%	1.15%	1.20%	1.00%	0.98%
Allowance for loan losses to non-performing loans	77.1%	1813.7%	1968.8%	1189.0%	N/A
Net charge-offs (recoveries) to average loans	0.08%	0.01%	0.00%	0.03%	-0.01%

(1)	Includes loans held for sale.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is included in the Annual Report to Shareholders for the fiscal year ended December 31, 2007 and is hereby incorporated by reference. This portion of the Annual Report to Shareholders is included in Exhibit 13 to this report, and set forth in Exhibit 13.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations – Quantitative and Qualitative Disclosures About Market Risk.”
Item 8. Financial Statements and Supplementary Data
     The report of Moss Adams LLP, Independent Registered Public Accounting Firm, and the consolidated financial statements are included in the Annual Report to Shareholders for the fiscal year ended December 31, 2007 and are hereby incorporated by reference. Unaudited quarterly results of operations are reported in Note 21 of the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2007 and 2006 are hereby incorporated by reference. This portion of the Annual Report to Shareholders is included in Exhibit 13 to this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Item 9A(T). Controls and Procedures
Evaluation of Controls and Procedures
     Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our interim chief executive officer who is also our chief financial officer, with the assistance of our principal accounting officer, based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report concluded that, as disclosed below with respect to material weakness and changes in our internal control over financial reporting, the Company’s disclosure controls and procedures were not effective as of December 31, 2007.
     Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Act of 1934. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the United States of America. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. As a result of this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective. Management’s conclusion was based upon their review of the FDIC order (described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”) and their findings of control deficiencies that constituted a material weakness in connection with a lack of or sufficient or adequate policies, procedures, and controls with respect to the underwriting, documentation and monitoring of loans, the detection of risks related to the concentration and other risks associated with the residential construction and other loans, and the determination of our provision for loan losses and related allowance for loan losses.
     Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.
     Limitations on Controls
     Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
     Changes in Internal Control Over Financial Reporting.
     The FDIC determined the Bank had engaged in unsafe or unsound banking practices, by engaging in unsatisfactory lending and collection practices, operating with inadequate management and board supervision, with less than satisfactory capital in relation to its large volume of poor quality loans and with an inadequate loan valuation reserve, and with inadequate provisions for liquidity, inadequate internal routine and control policies, and in violation of various banking laws and regulations relating to internal audits and controls, real estate appraisal and lending guidelines, and responsibilities of bank directors and officers.
     We have made or are in the process of implementing the following managerial and operational changes to correct these deficiencies and to improve our internal controls over financial reporting, including:
•	the audit committee has engaged the services of Young and Associates to perform a compensation analysis to include a peer analysis for the board of directors, senior management and department heads.

•	the Bank retained an experienced credit manager that had recently been hired from outside the Bank as a regional manager, as chief lending officer in June, 2007 to manage its loan origination and approval process, credit administration and controls, timely identification of risk and problem loans and emerging risks in the loan portfolio in compliance with company policies and procedures and banking laws and regulations. Credit administration now validates loan grades through an internal loan approval process developed by the chief lending officer. The chief lending officer reports to the Bank’s chief executive officer.

•	in November, 2007 the Bank established a new special assets department managed by a new vice president and manager of special assets recruited from outside the Bank. The Special Assets Department is responsible for construction, commercial real estate and commercial loan collections, reporting to the chief lending officer and the board. The Company plans to hire additional personnel needed to fully staff the special assets department in 2008.

•	the Company retained a new independent loan consulting firm in the fourth quarter of 2007 to perform external reviews of the Company’s loan portfolio.

•	the chief lending officer is revising lending policies and developing a series of new or improved reports for credit administration to better monitor credit risks internally and provide more detail about loans and credits to senior management, the Board and its loan committee, including but not limited to, concentrations, exceptions to loan policies, special assets and OREO reports, and monthly delinquent, non-accrual, classified loans and exposure.

•	a comprehensive risk assessment of the Bank was performed by Audit One, an independent auditor, in first quarter 2008. As a result of this assessment, the preliminary audit plan has been adopted by the audit committee, focusing on the lending area.

•	the audit committee and the Board have made changes to the internal audit function. Rather than add staff to our internal audit department and take the time to train, we chose to engage third party firms that are strong, reputable companies that will provide an independent and timely audit, including Audit One and Young and Associates. All third party firms will report directly to the audit committee.

•	the audit committee has or will engage several companies, such as accounting, audit, compliance and information technology consultants to conduct extensive internal audits in the operational and lending area. The scope of the audit will be identified and approved by the audit committee and will include loan process review, procedural review, compliance with consumer regulations, privacy, loan documentation, information reporting, reserve for loan and lease loss methodology and calculations, enterprise risk assessment, holding company activities, administrative activities, liquidity, central operations, compliance with the Bank Secrecy Act. Internal audit results are reported regularly to the audit committee on a continual basis using a modified tracking system. The department head is responsible for providing a management response to the audit committee if there are weaknesses noted in their area. Tracking of the audits will be performed by the Company’s chief risk officer.

•	establishing a communications procedure for reporting progress in all areas to the FDIC and DFI.
     We believe that these corrective actions, taken as a whole, will mitigate the control deficiencies identified above but we still need to test the effectiveness of these actions. We plan to continue an on-going review and evaluation of our internal control over financial reporting, and we may make other changes as appropriate based on the results of management’s reviews and evaluations.
     Except as described above, through the filing date of this report on Form 10-K, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     We hereby incorporate by reference the information set forth under Shareholder Proposals, Code of Ethics, “Proposal 1: Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on May 14, 2008.
     Information regarding our executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrant.”
Item 11. Executive Compensation
     We hereby incorporate by reference the information set forth under “Executive Compensation” and “Compensation of Directors,” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on May 14, 2008.
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

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in the
Plan Category	warrants and rights	warrants and rights	first column)
Equity compensation plans approved by security holders	887,080	$7.99	370,678

Equity compensation plans not approved by security holders	—	—	—

Total	887,080	$7.99	370,678

     We hereby incorporate by reference the information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on May 14, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item is incorporated by reference from the information in the section entitled “Certain Transactions” in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
     We hereby incorporate by reference the information set forth under “Proposal 2: Ratification of Selection of Independent Registered Public Accountants – Fees for Professional Services” in the definitive form of the Company’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders to be held on May 14, 2008.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
     The following consolidated financial statements of WSB Financial Group, Inc. and Subsidiaries, together with the report of Moss Adams LLP, Independent Registered Public Accounting Firm, dated March 31, 2008, appearing in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2007.

Annual Report
Reference
Report of Moss Adams LLP, Independent Registered Public Accountant	2007 Annual Report Consolidated Financial Statements

Consolidated Statement of Financial Condition – December 31, 2007 and December 31, 2006	2007 Annual Report Consolidated Financial Statements

Consolidated Statement of Operations – Fiscal years 2007, 2006, and 2005	2007 Annual Report Consolidated Financial Statements

Consolidated Statement of Changes in Stockholders’ Equity and Other Comprehensive Income (Loss) – Fiscal years 2007, 2006, and 2005	2007 Annual Report Consolidated Financial Statements

Consolidated Statement of Cash Flows – Fiscal years 2007, 2006, and 2005	2007 Annual Report Consolidated Financial Statements

Notes to Consolidated Fiscal Statements – December 31, 2007	2007 Annual Report Consolidated Financial Statements

*	Incorporated by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 2007. This portion of the Annual Report to Shareholders is included as Exhibit 13 to this Report.
     Refer also to Part II, Item 8 – Financial Statements and Supplementary Data for additional information.
(a)(2) Financial Statement Schedules.
     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(a)(3) Exhibits.
     See Exhibit Index on pages 37 — 38.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSB FINANCIAL GROUP, INC.
(Registrant)

By:	/s/ Mark D. Freeman David K. Johnson
Interim President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 31, 2008.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ MARK D. FREEMAN		March 31, 2008

Mark D. Freeman	Interim President and Chief Executive	Date
Officer (Principal Executive Officer)

/s/ MARK D. FREEMAN		March 31, 2008

Mark D. Freeman	Executive Vice President of Finance	Date
and Operations and Chief Financial
Officer (Principal Financial Officer)

/s/ JANET M. HOBSON		March 31, 2008

Janet M. Hobson	Vice President, Chief Accounting	Date
Officer (Principal Accounting Officer)

/s/ LOUIS J. WEIR		March 31, 2008

Louis J. Weir	Director, Chairman of the Board	Date

/s/ LARRY C. WESTFALL		March 31, 2008

Larry C. Westfall	Vice Chairman of the Board	Date

/s/ RICHARD N. CHRISTOPHERSON		March 31, 2008

Richard N. Christopherson	Director	Date

/s/ DONALD F. COX, JR.		March 31, 2008

Donald F. Cox, Jr.	Director	Date

/s/ JAMES H. LAMB		March 31, 2008

James H. Lamb	Director	Date

/s/ BRIAN B. McLELLAN		March 31, 2008

Brian B. McLellan	Director	Date

/s/ DEAN REYNOLDS		March 31, 2008

Dean Reynolds	Director	Date

/s/ DONALD H. TUCKER		March 31, 2008

Donald H. Tucker	Director	Date

Exhibit
Number	Exhibit Index

3.1+	Articles of Incorporation of WSB Financial Group, Inc.

3.2+	Articles of Amendment

3.3+	Bylaws of WSB Financial Group, Inc.

3.4+	Amendment to Bylaws

10.1*+	1999 Stock Option Plan

10.2*+	Forms of 1999 Incentive Stock Option Plan Agreements

(a)+	Directors

(b)+	Employees

10.3+	Lease for Port Orchard branch, dated May 28, 2001

10.4+	Lease for Silverdale branch, dated October 1, 2001 and October 1, 2003

10.5+	Lease for Gig Harbor branch, dated March 2, 2004

10.6+	Lease for Federal Way branch, dated March 30, 2005

10.7+	Lease for Port Townsend LPO, dated August 18, 2006

10.8†+	Agreement between Westsound Bank and Fiserv Solutions Inc. dated August 11, 2006

10.9*+	Westsound Bank 401(k) Profit Sharing Plan

10.10+	Placement Agreement among the registrant, WSB Financial Group Trust I and Cohen Bros. & Company dated July 25, 2005

10.11+	Indenture by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.12+	Guarantee Agreement by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.13*+	Employment Agreement with David K. Johnson

10.14*+	Employment Agreement with Mark D. Freeman

10.15*+	Form of Employment Agreement with other executive officers

10.16+	Form of Indemnification Agreement with directors

10.17+	Audit Committee Charter

10.18+	Compensation Committee Charter

Exhibit
Number	Exhibit Index

10.19+	Corporate Governance/Nominating Committee Charter

10.20*	Separation Agreement with David K. Johnson (previously filed with the Securities and Exchange Commission on Form 8-K on February 4, 2008)

11	Schedule setting forth computation of earnings per share for the five fiscal years ended December 31, 2006.

13	Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2006, are incorporated by reference herein.

14	Code of Ethics and Professional Conduct (previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

21+	Subsidiaries of the registrant

23	Consent of Independent Registered Public Accounting Firm, Moss Adams LLP

24	A power of attorney is set forth on the signature page of this registration statement

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Mark D. Freeman) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Mark D. Freeman) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Previously filed with the Company’s Amendment No. 5 to the S-1 registration statement filed with the Securities and Exchange Commission on December 8, 2006, file no. 333-137058.