Form 10-Q
period 2008-03-31
WSB Financial Group, Inc.
filed 2008-05-15
CIK 1372791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(D) Of The Securities Exchange Act Of 1934
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding on each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding as of May 8, 2008
Common Stock, $1.00 par value	5,574,853

WSB FINANCIAL GROUP, INC.
FORM 10-Q
MARCH 31, 2008

i

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	March 31,	December 31,
	2008	2007
	Unaudited
ASSETS

Cash and cash equivalents
Cash and due from banks	$10,390,216	$10,026,460
Federal funds sold	102,500,000	56,900,000

Total cash and cash equivalents	112,890,216	66,926,460

Investment securities available for sale, at fair value	7,691,217	8,832,146
Federal Home Loan Bank stock, at cost	318,900	318,900
Loans	385,678,867	412,949,947
Less allowance for loan losses	(26,291,809)	(19,513,765)

Total loans, net	359,387,058	393,436,182

Premises and equipment, net	8,689,041	8,759,750
Accrued interest receivable	2,175,619	2,540,554
Other real estate owned	1,883,411	983,411
Deferred tax asset	9,073,733	6,496,106
Other assets	1,424,668	1,039,655

Total assets	$503,533,863	$489,333,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Non-interest-bearing	$23,043,276	$24,711,246
Interest-bearing	418,503,500	396,733,599

Total deposits	441,546,776	421,444,845

Accrued interest payable	2,231,937	1,955,434
Other liabilities	527,081	964,870
Junior subordinated debentures	8,248,000	8,248,000

Total liabilities	452,553,794	432,613,149

Stockholders’ equity
Common stock, $1 par value; 15,357,250 shares authorized; 5,574,853 and 5,574,853 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	5,574,853	5,574,853
Additional paid-in capital	48,230,291	48,223,669
Retained earnings (accumulated deficit)	(2,964,584)	2,853,756
Accumulated other comprehensive income	139,509	67,737

Total stockholders’ equity	50,980,069	56,720,015

Total liabilities and stockholders’ equity	$503,533,863	$489,333,164

See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended
	March 31
	2008	2007
	(Unaudited)	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$6,336,236	$8,343,410
Interest on investments
Taxable	79,468	73,055
Tax-exempt	18,800	18,885
Interest on federal funds sold	554,744	155,497
Other interest income	25,175	50,149

Total interest income	7,014,423	8,640,996
INTEREST EXPENSE
Deposits	4,835,320	3,661,370
Other borrowings	—	1,092
Junior subordinated debentures	144,000	146,196

Total interest expense	4,979,320	3,808,658
NET INTEREST INCOME	2,035,103	4,832,338
PROVISION FOR LOAN LOSSES	7,690,000	491,400

Net interest (expense) income after provision for loan losses	(5,654,897)	4,340,938

NONINTEREST INCOME
Service charges on deposit accounts	78,458	84,027
Other customer fees	92,764	245,875
Net gain on sale of loans	—	979,168
Other income	64,329	36,403

Total noninterest income	235,551	1,345,473

NONINTEREST EXPENSE
Salaries and employee benefits	1,525,578	2,666,624
Premises lease	77,326	90,286
Depreciation and amortization expense	201,995	193,087
Occupancy and equipment	158,658	168,180
Data and item processing	183,750	151,364
Advertising expense	41,564	53,849
Printing, stationery and supplies	41,831	59,629
Telephone expense	22,502	29,004
Postage and courier	35,195	39,020
Legal fees	306,123	38,469
Director fees	108,850	57,400
Business and occupation taxes	57,388	72,622
Accounting and audit fees	157,687	49,249
Consultant fees	136,316	12,702
OREO losses and expense, net	26,465	7,799
Provision (benefit) for unfunded credit losses	(320,000)	—
Other expenses	632,236	369,972

Total noninterest expense	3,393,464	4,059,256

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(8,812,810)	1,627,155
PROVISION (BENEFIT) FOR INCOME TAXES	(2,994,470)	545,000

NET INCOME (LOSS)	$(5,818,340)	$1,082,155

EARNINGS (LOSS) PER SHARE
Basic	$(1.04)	$0.20
Diluted	$(1.04)	$0.18

Weighted-average number of common shares outstanding	5,574,853	5,548,283
Weighted-average number of dilutive shares outstanding	5,574,853	6,109,233
See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other
	Number		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	(Loss) Income	Total

Balance, December 31, 2006	5,545,673	$5,545,673	$48,089,861	$8,053,915	$(32,321)	$61,657,128

Net income				1,082,155		1,082,155

Other comprehensive loss, net of tax of ($874)					(1,696)	(1,696)

Total comprehensive income						1,080,459

Stock based compensation expense			4,608			4,608
Stock options exercised	10,748	10,748	45,740			56,488

Balance, March 31, 2007 (unaudited)	5,556,421	$5,556,421	$48,140,209	$9,136,070	$(34,017)	$62,798,683

Balance, December 31, 2007	5,574,853	$5,574,853	$48,223,669	$2,853,756	$67,737	$56,720,015

Net loss				(5,818,340)		(5,818,340)

Other comprehensive income, net of tax of $36,973					71,772	71,772

Total comprehensive loss						(5,746,568)

Stock based compensation expense			6,622			6,622

Balance, March 31, 2008 (unaudited)	5,574,853	$5,574,853	$48,230,291	$(2,964,584)	$139,509	$50,980,069

See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,818,340)	$1,082,155
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	7,690,000	491,400
Provision for unfunded credit losses	(320,000)	—
Depreciation and amortization	201,995	193,087
Amortization (accretion) of premiums/discounts	(3,860)	1,742
Stock based compensation	6,622	4,608
Net loss (gain) on sale of OREO	10,903	(2,176)
Origination of loans held for sale	—	(33,684,973)
Proceeds from sale of loans held for sale	—	39,874,252
Net gain on sale of loans	—	(979,168)
Deferred income tax benefit	(2,614,600)	(565,543)
Net change in
Accrued interest receivable	364,935	(57,381)
Other assets	(385,013)	321,671
Accrued interest payable	276,503	343,619
Other liabilities	(117,789)	727,337

Net cash from operating activities	(708,644)	7,750,630

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	25,359,124	(44,066,685)
Purchases of investments available-for-sale	—	(1,991,600)
Proceeds from calls and maturities of investments available-for-sale	1,250,000	2,300,000
Principal repayments of mortgage-backed securities	3,534	2,720
Proceeds from sale of OREO	89,097	182,176
Purchases of premises and equipment	(131,286)	(1,149,812)

Net cash from investing activities	26,570,469	(44,723,201)

CASH FLOW FROM FINANCING ACTIVITIES
Net change in non-interest-bearing deposits	(1,667,970)	649,838
Net change in interest-bearing deposits	21,769,901	46,015,117
Proceeds from exercise of stock options	—	56,488

Net cash from financing activities	20,101,931	46,721,443

NET INCREASE IN CASH AND CASH EQUIVALENTS	45,963,756	9,748,872
CASH AND CASH EQUIVALENTS, beginning of period	66,926,460	26,198,104

CASH AND CASH EQUIVALENTS, end of period	$112,890,216	$35,946,976

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$4,702,817	$3,465,039

Income taxes paid	$—	$—

NON-CASH INVESTING ACTIVITIES
Real estate acquired through foreclosure in settlement of loans	$1,000,000	$1,489,776

See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
     Nature of operations and basis of consolidation — On March 12, 1999, Westsound Bank (the Bank) was granted a state charter as a commercial bank whose principal activity is to engage in general commercial banking business in the Bremerton area of Kitsap County, Washington. The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Bremerton, Washington. As a Washington State chartered financial institution, the Bank is subject to regulations by the Washington State Banking Department of Financial Institutions and the Federal Deposit Insurance Corporation. Westsound Bank has branch offices in Bremerton, Silverdale, Port Angeles, Port Orchard, Sequim, Gig Harbor, Poulsbo, Federal Way, and Port Townsend, Washington.
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
     Unaudited Interim Financial Information — The accompanying interim consolidated financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2008, its results of operations for the three month periods ended March 31, 2008 and 2007, and its cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures included in the Company’s financial statements for the year ended December 31, 2007 have been condensed or omitted from this report. Accordingly, the statements should be read with the financial statements and notes thereto included in the Company’s December 31, 2007 financial statements.
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
     Cash and cash equivalents — For purposes of reporting cash flows, cash and cash equivalents are cash on hand, amounts due from banks, and federal funds sold, and have maturities of three months or less. The Bank places its cash with high credit quality institutions. The amounts on deposit fluctuate and, at times, exceed the insured limit by the U.S. Federal Deposit Insurance Corporation, which potentially subjects the Bank to credit risk. Generally, federal funds are purchased and sold for one-day periods.
     Investment securities — Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. Investment securities are categorized as held-to-maturity when the Bank has the

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
positive intent and ability to hold those securities to maturity. Securities which are held-to-maturity are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. The Bank had no securities classified as held-to-maturity as of March 31, 2008 and December 31, 2007. The Bank had no trading securities as of March 31, 2008 and December 31, 2007.
     Investment securities categorized as available-for-sale are generally held for investment purposes (to maturity), although unanticipated future events may result in the sale of some securities. Available-for-sale securities are recorded at estimated fair value, with the net unrealized gain or loss included in comprehensive income, net of the related tax effect. Realized gains or losses on dispositions are based on the net proceeds and the adjusted carrying amount of securities sold, using the specific identification method.
     Declines in the fair value of individual held-to-maturity, and available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
     Premiums and discounts are recognized in interest income using the interest method over the period to maturity.
     Federal Home Loan Bank stock — The Bank’s investment in Federal Home Loan Bank (the FHLB) stock is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specified percentages of its outstanding FHLB advances. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB.
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
     Accounting for derivatives — The Company has engaged in the production of loans for sale to buyers and investors in the secondary mortgage market. These loan production activities expose the Company to risk that a loan’s market value may decline between the date the Company enters into an interest rate lock commitment with a borrower to fund a loan, or with a seller to purchase a loan, and the loan’s ultimate sale into the secondary market. The Company reduces its exposure to this risk by entering into contracts to sell loans to buyers at specified prices to hedge against the economic risk of market value declines. The Company considers its commitments to extend secondary market qualifying loans (the pipeline) with interest rate lock commitments to be derivatives, as well as its firm commitments to deliver loans, all of which are recognized at their estimated fair values. The Company had no interest rate lock commitment derivatives at March 31, 2008 and December 31, 2007.
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
     The allowance is allocated based on general, classified, specific and conditions components of the loan portfolio. The classified component relates to loans that are risk rated as either doubtful, substandard or special mention. For such loans that are also classified as impaired, a specific allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. A conditions component is maintained to cover uncertainties that could affect management’s estimate of probable losses. This conditions component of the allowance reflects internal and external factors that may impact the loan portfolio performance in future periods.
     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.
     Stock option plans — The Company accounts for all share-based payments in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
     Earnings (loss) per common share — Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. For the 2008 fiscal year, all outstanding stock options were excluded from the computation of the loss per share due to the net loss recorded during the period.
     Earnings (loss) per common share have been computed based on the following:

	Three Months Ended
	March 31,
	2008	2007
Numerator
Net (loss) income	$(5,818,340)	$1,082,155
Denominator
Weighted-average number of common shares outstanding	5,574,853	5,548,283
Incremental shares assumed for stock options(1)	—	560,950

Weighted-average number of dilutive shares outstanding	5,574,853	6,109,233

Basic earnings (loss) per common share	$(1.04)	$0.20
Diluted earnings (loss) per common share(2)	$(1.04)	$0.18

(1)	There were no anti-dilutive options at March 31, 2007.

(2)	Excludes all stock options as anti-dilutive in periods with net losses.
     Recent accounting pronouncements — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 did not have a material impact on our consolidated financial statements. (See Note 13.)
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company elected not to report using the Fair Value Option under SFAS 159 as of January 1, 2008.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS requires enhanced disclosures about an entity’s derivative and hedging activities and improves financial reporting. This statement is effective for financial statements issued for the fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 is not expected to have a material impact on our consolidated financial statements.
     In December 2007, the FASB revised SFAS No. 141, “Business Combinations” (SFAS 141(R)). SFAS 141(R) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies. This statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their fair value. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is not expected to have a material impact on our consolidated financial statements.
     Reclassifications — Certain amounts in the prior period financial statements have been reclassified to conform to the current year’s presentation and do not affect previously reported net income, equity, or earnings per share.
Note 2 — Regulatory Actions
     FDIC Order: On March 10, 2008, Westsound Bank (the “Bank”) entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “FDIC order”) with the Federal Deposit Insurance Corporation, or FDIC, and the Washington Department of Financial Institutions, Division of Banks, or DFI.
     The regulators determined the Bank had engaged in unsafe or unsound banking practices, by engaging in unsatisfactory lending and collection practices, operating with inadequate management and board supervision, with less than satisfactory capital in relation to its large volume of poor quality loans and with an inadequate loan valuation reserve, and with inadequate provisions for liquidity, inadequate internal routine and control policies, and in violation of various banking laws and regulations relating to internal audits and controls, real estate appraisal and lending guidelines, and responsibilities of bank directors and officers.
     Under the terms of the FDIC order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI. Other material provisions of the order require the Bank to: (i) review the compensation and effectiveness of Westsound Bank’s current executive officers and directors, and the structure of the board and its committees, (ii) strengthen the Bank’s board of directors’ oversight of management and operations of the Bank, (iii) improve the Bank’s internal controls, internal audit function, lending and collection policies and procedures, particularly with respect to the origination and monitoring of construction loans, (iv) maintain specified capital and liquidity ratios, and (v) prepare and submit progress reports to the FDIC and the DFI. The FDIC order will remain in effect until modified or terminated by the FDIC and the DFI.
     The order does not restrict the Bank from transacting its normal banking business. The Bank will serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. All customer deposits remain fully insured to the highest limits set by FDIC. The FDIC and DFI did not impose any monetary penalties.
     FRB Notice: On February 14, 2008, the Federal Reserve Bank of San Francisco, or FRB, notified WSB Financial Group, Inc. (the “Company”) and the Bank that it had designated the Company and Westsound Bank to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As a result of that designation neither the Company nor the Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB. In addition, neither the Company nor the Bank may make indemnification and severance payments without complying with certain statutory restrictions including prior written approval of the FRB and

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
concurrence from the FDIC. Further, the Company is generally prohibited from making any payments to any entity, including dividends and interest payments (including dividends on its trust preferred securities, and interest at the holding company level), director fees, consulting expenses and other operating expenses, without notifying the FRB for prior approval of such payments.
     Capital: Although the Company and the Bank were “well capitalized” at March 31, 2008 based on their financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, the Company and the Bank understand that they are no longer regarded as ‘well capitalized’ for federal regulatory purposes, as a result of the deficiencies cited in the FDIC order.
     Westsound Bank believes it has been reclassified from “well capitalized” to “adequately capitalized”. As a result of this reclassification, the Bank’s borrowing costs and terms from the FRB, the FHLB and other financial institutions, as well as the Bank’s premiums to the Deposit Insurance Fund administered by the FDIC to insure bank and savings association deposits (generally up to $100,000 per customer), are expected to increase.
     Compliance Efforts: The Company and the Bank are actively engaged in responding to the concerns raised in the FDIC order, and believe that they have already addressed many of the regulators’ requirements. The Company is also complying with the terms of the FRB notice, and has exercised its option to start deferring payments of quarterly interest on its trust preferred securities on March 15, 2008 and June 15, 2008, as permitted by the indenture agreement.
     Westsound Bank has begun working with these regulatory agencies and has acted promptly on directions it has received from these agencies in the past several months, including the following actions:
•	Retained a new president and chief executive officer, Terry A. Peterson, on April 15, 2008;

•	Conducting a comprehensive review of the qualifications of management and existing staff and consideration of potential changes that may be required;

•	Retained an independent third party consultant to review and evaluate the loan portfolio and began implementing many of his recommendations to improve the Bank’s loan approval and loan servicing processes;

•	Added $13.9 million to total provisions for loan losses, including $348,000 in unfunded commitments in the third quarter of 2007, increased fourth quarter 2007 reserves by $1.7 million and increased first quarter 2008 reserves by $7.7 million;

•	Strengthened collections and loss recovery teams to accelerate resolution of problem loans, including retaining two experienced loan administration and workout specialists as consultants.

•	Began developing a capital management plan to maintain strong capital ratios;

•	Began implementing new procedures to strengthen the monitoring of lending activities with particular emphasis on monitoring individual lender/borrower relationships;

•	Initiated a review of loan documentation policy and is correcting documentation deficiencies;

•	Developed a liquidity and funds management plan to address anticipated funding needs;

•	Increasing internal controls over loan portfolio review;

•	Establishing a communications procedure for reporting progress in all areas to the FDIC and DFI.

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
     A number of these initiatives are complete and a number of policies and procedures have been implemented. As a result, the Bank has already acted upon several items addressed by the FDIC order.
Note 3 — Loans and Allowance for Loan Losses
     Loans are summarized as follows:

	March 31,	December 31,
	2008	2007
Real estate loans	$353,595,168	$378,820,821
Commercial and industrial loans	29,338,310	31,376,932
Individual loans for household and other personal expenditures	2,328,856	2,612,883
Other loans	1,052,672	1,105,922
Deferred fees	(637,139)	(966,611)

	$385,678,867	$412,949,947

	Three Months Ended
	March 31,
	2008	2007
Allowance for loan losses
Balances, beginning of period	$19,513,765	$3,971,789
Provision for losses	7,690,000	491,400
Recoveries	3,783	54
Loans charged off	(915,739)	(49,927)
Reclassification of allowance for unfunded credit commitments to other liabilities	—	(6,400)

Balances, end of period	$26,291,809	$4,406,916

	March 31, 2008	March 31, 2007

Total non-accrual loans	$70,313,000	$209,000

Total loans 90 days or more past due and still accruing	$—	$343,000

          Impaired loans are summarized as follows:

	Three Months Ended March 31,
	2008	2007
Impaired Loans
Balance at end of period (1)	$18,962,139	$612,278

Total related allowance for losses	$4,178,695	$127,048

Average investment in impaired loans	$23,818,786	$153,070

Interest income recognized on impaired loans	$104,127	$6,631

Cash-basis interest income received on impaired loans	$90,192	$—

(1)	Includes $12.9 million non-accrual loans at March 31, 2008 and $209,000 at March 31, 2007.

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
     As of March 31, 2008, we added $7.7 million, or $5.1 million after tax, to our provision for loan losses, based on management’s quarterly review, the maturing of our construction loans and continued uncertainty in the local housing market. This resulted in an after-tax impact of $0.91 per diluted share in the first quarter 2008 results. In the previous two quarters ended December 31, 2007 and September 30, 2007, we recorded provisions for loan losses of $1.7 million and $13.4 million, respectively.
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
Note 4 — Deposits
Deposit account balances are summarized as follows:

	March 31,	December 31,
	2008	2007

Non-interest-bearing	$23,043,276	$24,711,246
Interest-bearing demand	9,619,347	12,350,558
Money market accounts	69,898,881	79,218,421
Savings deposits	12,959,515	10,338,768
Certificates of deposit exceeding $100,000	160,094,476	149,198,911
Certificates of deposit less than $100,000	165,931,281	145,626,941

	$441,546,776	$421,444,845

     Scheduled maturities of certificates are as follows for the years ending as of March 31:

2008	$169,416,658
2009	120,084,954
2010	17,474,694
2011	6,443,154
2012	12,438,360
2013	167,937

$326,025,757

Note 5 — Advances and Junior Subordinated Debentures Payable
     At March 31, 2008, one committed line of credit arrangement totaling $10,000,000 was available to the Bank from unaffiliated banks with maturities dated June 30, 2008. This line provides for interest at the then existing federal funds rate. There were no borrowings outstanding under this credit arrangement at March 31, 2008.
     The Bank is a member of the FHLB of Seattle. Our credit line of $16.0 million with FHLB has been placed on hold until FHLB completes its credit analysis of the Bank and will probably be collateral dependent. These borrowings must be secured by pledging qualified loans. Borrowings generally provide for interest at the then current published rates. There were no borrowings outstanding under this credit line at March 31, 2008.
     In order to manage the capital position more efficiently, the Company formed the Trust, a Delaware statutory trust formed with capital of $248,000, for the sole purpose of issuing trust preferred securities. During the third quarter of 2005, the Trust issued 8,000 Capital Securities, or the trust preferred securities, with liquidation value of $1,000 per security, for gross proceeds of $8.0 million. The entire proceeds of the issuance were invested by the Trust in $8.248 million of Junior Subordinated Deferrable Interest Debentures, or the junior subordinated debentures payable, issued by the Company, with identical maturity, repricing and payment terms as the trust preferred securities. The subordinated debentures represent the sole assets of the Trust. The subordinated debentures

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
mature on September 15, 2035, and bear an interest rate at March 31, 2008 of 6.72% (based on 3-month LIBOR plus 1.73%), with repricing occurring and interest payments due quarterly. The Company injected $7.9 million of the net proceeds from the sale of the subordinated debentures into the Bank and retained the remaining proceeds.
     The subordinated debentures are redeemable by the Company, subject to receipt of prior approval from the Federal Reserve Bank of San Francisco, on any March 15, June 15, September 15 or December 15 on or after September 15, 2010.
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
     Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at March 31, 2008 of 6.72%. For each successive period beginning on March 15 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 1.73%. The Trust has the option to defer payment of the distributions for a period of up to five years, as long as we are not in default on the payment of interest on the subordinated debentures. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities. For financial reporting purposes, the Trust is accounted for under the equity method and is included in other assets on the accompanying consolidated statement of financial condition. The subordinated debentures issued and guaranteed by the Company and held by the Trust are reflected on the consolidated statement of financial condition in accordance with provisions of Interpretation No. 46 issued by the Financial Accounting Standards Board, or FASB, No. 46, Consolidation of Variable Interest Entities. Under applicable regulatory guidelines, all of the trust preferred securities currently qualify as Tier 1 capital, although this classification may be subject to future change.
     On February 25, 2008 and May 1, 2008, the Company elected to defer payment of interest on the Junior Subordinated Debt Securities for the interest payments due March 15, 2008 and June 15, 2008, respectively, as allowed under the indenture agreement. This election was the result of the notification by the Federal Reserve Bank of San Francisco, or FRB that WSB Financial Group, Inc. (the “Company”) and the Bank had been designated to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As a result of that designation, the Company is generally prohibited from making any payments to any entity, including dividends and interest payments (including dividends on its trust preferred securities, and interest at the holding company level) without notifying the FRB for prior approval of such payments.
Note 6 — Loan Commitments and Contingent Liabilities
     Loan Commitments. Many of our lending relationships contain funded and unfunded elements. The funded portion is reflected on our balance sheet. For lending relationships carried at historical cost, the unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the credit facility; however, a reserve is established for probable losses. At March 31, 2008 we had a reserve balance of $145,000 for allowance for unfunded credit losses and $465,000 at December 31, 2007 .
     The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date.

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

	March 31, 2008
	Amount of Commitment Expiration Per Period
	Total Amounts				After 5
	Committed	Less Than 1 Year	1-3 Years	3-5 Years	Years
	(In thousands)
Other Commitments

Commitments to extend credit	$50,306	$45,537	$4,769	$—	$—
Credit cards	2,265	—	2,265	—	—
Standby letters of credit	701	701	—	—	—

Total	$53,272	$46,238	$7,034	$—	$—

     Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect us against deterioration in the borrowers’ ability to pay.
     Contingent Liabilities for Sold Loans. In the ordinary course of business, the Bank sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, delinquencies and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Bank may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Bank has no commitment to repurchase the loan. The Bank has recorded no reserve to cover loss exposure related to these guarantees. The Company has repurchased two real estate loans totaling $715,590 in the first quarter 2008 and one real estate loan totaling $750,000 in the fourth quarter 2007.
Note 7 — Stockholder’s Equity and Regulatory Matters
     The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under the regulatory capital adequacy guidelines and regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines involving quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to adjusted total assets (as defined). To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below.

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
     The Company’s and the Bank’s actual and required capital amounts and ratios are as follows (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2008
Total Risk-Based Capital (to Risk-Weighted Assets) Consolidated	$64,377	16.0%	$32,168	≥8.0%	NA	NA
Westsound Bank	$62,904	15.7%	$32,155	≥8.0%	$40,194	≥10.0%

Tier 1 Capital (to Risk-Weighted Assets) Consolidated	$59,088	14.7%	$32,157	≥4.0%	NA	NA
Westsound Bank	$57,615	14.3%	$16,082	≥4.0%	$24,124	≥6.0%

Tier 1 Capital (to Average Assets) Consolidated	$59,088	11.8%	$40,196	≥4.0%	NA	NA
Westsound Bank	$57,615	11.5%	$20,092	≥4.0%	$25,116	≥5.0%

As of December 31, 2007
Total Risk-Based Capital (to Risk-Weighted Assets) Consolidated	$70,364	16.7%	$33,809	≥8.0%	NA	NA
Westsound Bank	$68,761	16.3%	$33,810	≥8.0%	$42,262	≥10.0%

Tier 1 Capital (to Risk-Weighted Assets) Consolidated	$64,900	15.4%	$33,802	≥4.0%	NA	NA
Westsound Bank	$63,297	15.0%	$16,902	≥4.0%	$25,353	≥6.0%

Tier 1 Capital (to Average Assets) Consolidated	$64,900	13.9%	$37,299	≥4.0%	NA	NA
Westsound Bank	$63,297	13.6%	$18,589	≥4.0%	$23,237	≥5.0%
     Although the ratios presented above show that the Company and the Bank were “well capitalized” at March 31, 2008 and December 31, 2007 based on their financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in regulatory guidelines, the Company and the Bank understand that they are no longer regarded as “well capitalized” for federal regulatory purposes, as a result of the deficiencies cited in the FDIC order. (See Note 2.) There are no conditions or events since the FDIC order that management believes have changed the Bank’s category.
     The Company and Westsound Bank believe they remain adequately-capitalized under regulatory guidelines, as of March 31, 2008, following the additional provisions for loan losses, and management believes that the Company has sufficient capital resources and liquidity to be able to continue its normal business operations.
     Federal Reserve Board Regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank. The minimum reserve requirement at March 31, 2008 and December 31, 2007 was $539,000 and $594,000, respectively. Also, under Washington State law, approval from the state banking regulators is required prior to declaring cash dividends.
Note 8 — Restrictions on Dividends, Loans and Advances
     Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the holding company. The total amount of dividends which may be paid at any date is

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.
     The Bank’s retained earnings available for the payment of dividends was $0 at March 31, 2008 and $3,444,000 at December 31, 2007. Accordingly, $59,735,000 of the Company’s equity in the net assets of the Bank was restricted at March 31, 2008 and $59,921,000 at December 31, 2007. Funds available for loans or advances by the Bank to the holding company amounted to $11,947,000 at March 31, 2008, compared to $12,673,000 at December 31, 2007.
     In addition, dividends paid by the Bank to the holding company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.
     See Note 2 for further restrictions.
Note 9 — Incentive Stock Option Plan
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
     The following table summarizes the stock option activity for the three months ended March 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Options	Per Share	Term (in years)	Value

Outstanding as of December 31, 2007	887,080	$7.99
Authorized	—	—
Granted	—	—
Exercised	—	—
Forfeited	(5,837)	6.32

Outstanding as of March 31, 2008	881,243	$8.00	5.95	$0

Exercisable as of March 31, 2008	771,436	$7.63	6.05	$0

     The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.
     There were no stock options exercised during the three months ended March 31, 2008.
     The Company did not grant any options during the quarter ended March 31, 2008. There was $116,000 in unrecognized compensation cost related to stock options issued in 2007 as of March 31, 2008 that is expected to be recognized as expense using a graded vesting over a five year period. Compensation expense related to these options was approximately $7,000 for the three months ending March 31, 2008.
Note 10 — Income Taxes
     The Bank believes, based upon available information, that the net deferred tax asset will be realized in the normal course of operations.

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company had not recognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. The Company had no unrecognized tax benefits at January 1, 2007, December 31, 2007 or at March 31, 2008.
     The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2007 and 2006 the Company recognized no interest and penalties.
     The Company and its subsidiary file consolidated income tax returns in the U.S. Federal income jurisdiction. With few exceptions, the Company is no longer subject to U.S. Federal or state/local income tax examinations by tax authorities for years before 2004.
Note 11 — Loan Concentrations
     As of March 31, 2008, in management’s judgment, a concentration of loans existed in real estate-related loans. At that date, real estate-related loans comprised 91.5% of total loans, of which approximately 67.3%, 18.9% and 13.8% were construction and land development, commercial real estate and residential real estate, respectively.
     Additionally, as of March 31, 2008, in management’s judgment, a concentration of loans existed in interest-only loans, primarily construction and development loans secured by real estate. The Company’s construction portfolio reflects some borrower concentration risk, and also carries the enhanced risks encountered with construction loans generally. The Company also finances contractors, including a number of small builders and individuals, on a speculative basis. Construction loans are generally more risky than permanent mortgage loans because they are dependent upon the borrower’s ability to complete the project within budget, the borrower’s ability to generate cash to service the loan (by selling or leasing the project), and the value of the collateral depends on project completion when market conditions may have changed. At March 31, 2008, interest-only loans comprised 62.0% of total loans, of which approximately 87.0% were construction and land development, 6.7% were residential, 2.5% were commercial real estate, 3.6% were commercial and industrial, and 0.2% were consumer. As of December 31, 2007, interest only loans comprised 64.4% of total loans.
     The Bank also had a high concentration of loans with loans to value in excess of supervisory limits. The original maximum credit on these loans was $34,204,000 at March 31, 2008 and $64,755,000 at December 31, 2007.
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
Note 12 — Pending Litigation
     In October 2007, a purported securities fraud class action lawsuit was commenced in the United States District Court for the Western District of Washington against the Company and certain of its directors and current and former officers alleging violations of Sections 11 and 15 of the Securities Act of 1933 and seeking an unspecified amount of compensatory damages and other relief in connection with the Company’s initial public offering. Since then four additional, similar actions have been filed in the U.S. District Court in the Western District of Washington. As is typical in these cases, all the actions have been consolidated into a single action, In RE: WSB Financial Group Securities Litigation, Master File No. CO7-1747 RAJ.
     As of May 8, 2008, the Company had commenced collection activities on approximately 168 real estate loans by sending notices of default to the borrowers. Some or all of these loans may result in foreclosure actions.

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
     The Company is unable to predict the outcome of these matters. The Company’s cash expenditures, including legal fees, associated with the pending litigation and the regulatory proceedings described in Note 2 above, cannot be reasonably predicted at this time. Litigation and any potential regulatory actions or proceedings can be time-consuming and expensive and could divert management time and attention from the Company’s business, which could have a material adverse effect on its revenues and results of operations. The adverse resolution of any specific lawsuit or potential regulatory action or proceeding could have a material adverse effect on the Company’s business, results of operations, and financial condition.
Note 13 — Fair Value Measurements
     On January 1, 2008 the Company adopted SFAS No. 157, “Fair Market Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities using a hierarchy system consisting of three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
     Level 1 — Valuation based on quoted prices in active markets for identical assets or liabilities.
     Level 2 — Valuation based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which significant assumptions are observable in the market.
     Level 3 — Valuation generated from unobservable inputs that are supported by little or no market activity. Valuation techniques include use of pricing models, cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment of estimation.
     The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of March 31, 2008:

Fair value measurements using
Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	3/31/2008	(Level 1)	(Level 2)	(Level 3)
Description	(In thousands)

Securities available for sale	$7,691	$0	$7,691	$0

Total	$7,691	$0	$7,691	$0

     The following table summarizes the assets of the Company for which fair values are determined on a nonrecurring basis as of March 31, 2008:

		Fair value measurements using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	3/31/2008	(Level 1)	(Level 2)	(Level 3)
Description	(In thousands)

Impaired loans	$14,300	$0	$0	$14,300
Other real estate owned	1,883	0	0	1,883

Total	$16,183	$0	$0	$16,183

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
     The following is a description of the valuation methodologies used to measure and disclose fair value of financial assets and liabilities:
     Securities available for sale: Securities are recorded at fair value on a recurring basis. Fair value is based on quoted market prices, if available. If quoted market prices are not available, the fair market value is based on a matrix pricing model provided by an outside independent source.
     Impaired loans: We do not record impaired loans at fair value on a recurring basis. However from time to time, nonrecurring fair value adjustments to collateral dependent loans are recorded to reflect partial write-downs based on observable market price or current appraised value of collateral.
     Other Real Estate Owned (OREO): We do not record other real estate owned at fair value on a recurring basis. All OREO properties are recorded by us at amounts which are equal to or less than the fair market value of the properties based on current independent appraisals reduced by estimated selling costs upon transfer of the loans to OREO. From time to time nonrecurring fair value adjustments to other real estate owed is recorded to reflect partial write downs based on observable market price or current appraised value of collateral.
(Remainder of page intentionally blank)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Notice About Forward-Looking Statements
     This quarterly report on Form 10-Q includes forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:
•	changes in general economic conditions, either nationally or locally in the west Puget Sound and Seattle Metropolitan Statistical Area;

•	inflation, interest rate, market and monetary fluctuations;

•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;

•	the adequacy of our credit risk management and the allowance for loan losses, Westsound Bank’s asset quality, and our ability to collect on delinquent loans, including our construction and land development loans;

•	the availability of and costs associated with sources of liquidity;

•	changes in real estate values generally, within the markets in which we generate loans, which could adversely affect the demand for loans and may adversely affect collateral held on outstanding loans;

•	our ability to successfully defend against claims asserted against us in lawsuits arising out of, or related to, our lending operations or any regulatory action taken against us, as well as any unanticipated litigation, regulatory, or other judicial proceedings;

•	our ability to successfully operate under the terms of the FDIC order;

•	the success of the Company at managing the risks involved in the foregoing; and

•	other risks which may be described in our future filings with the SEC under the Securities Exchange Act of 1934.
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
Overview
     We are a bank holding company headquartered in Bremerton, Washington. We emphasize a service-oriented culture with a sales-based delivery model focused primarily on real estate lending products and supplemented by commercial banking products and services. We deliver these products through nine full service branches that are located primarily in the west Puget Sound area. As of March 31, 2008 we have, on a consolidated basis, $503.5 million in total assets, net loans of $359.4 million, total deposits of $441.5 million, and stockholders’ equity of $50.9 million.
     At March 31, 2008, gross loans increased 3% year-over year to $386 million from $376 million at March 31, 2007, and decreased 7% from $413 million at December 31, 2007. Deposits grew 22% to $442 million at March 31, 2008, from $362 million a year ago, with growth in time deposits accounting for most of the increase. However, with the significant challenges continuing in our real estate loan portfolio, particularly our construction and development loans, the pending litigation and regulatory matters, our financial performance in the first quarter of 2008 suffered, and we will continue to face these issues in future periods. See “—Recent Developments.” The Company’s provision for loan losses, levels of non-performing loans and OREO property, allowance for loan losses, levels of impaired loans and non-accrual loans increased significantly in the quarter ended March 31, 2008. The weakness in the local housing market is expected to continue in the near term, and the situation could deteriorate further before the market stabilizes.
     We generate most of our revenue from interest on loans and investments, loan fees, and service charges. As of March 31, 2008, 81.1% of our revenue was interest on loans, 6.3% loan fees, 3.3% service charges, and other non-interest income and 9.3% interest on investments. We offer a variety of loans to our customers, including commercial and residential real estate loans, construction and land development loans, commercial and industrial loans, and to a lesser extent, consumer loans. As of March 31, 2008, approximately 91.5% of our loans related to the construction or development, purchase, improvement or refinancing of commercial and residential real estate, approximately 7.6% were C&I loans and 0.9% were consumer loans. Approximately 78.6% of our revenue is derived from real estate, of which approximately 16.3% is derived from residential real estate. Including our originations of residential real estate loans, approximately 97.7% of our actual lending activities are related to real estate. Of this amount, 37.2% is residential real estate, 60.5% is construction and land development
     We offer a wide range of real estate and other loan products to meet the demands of our customers. We have also recently increased our emphasis on C&I lending, although the portion of the loan portfolio invested in C&I loans is still relatively small. While continuing our commitment to commercial real estate lending, we expect C&I lending to become increasingly important for us over time.
     We are experiencing significant difficulties in our loan portfolio, particularly our construction and land development loans, which have resulted in a $7.7 million increase in our provision for loan losses in the first quarter of 2008. These matters are discussed below in “—Recent Developments.” An adverse change in the economy affecting values of real estate generally, or in west Puget Sound, could, because of our high concentration of loans secured by real estate, materially and adversely affect our profitability, growth and financial condition. Further, because approximately 62.0% of our loans are interest-only (primarily real estate construction and development) and 38.4% are variable rate, significant increases in interest rates could also result in increased loan delinquencies, defaults and foreclosures.
     Nonperforming assets (NPAs) at March 31, 2008 totaled $72.2 million which includes $70.3 million of loans on non-accrual status and $1.9 million in other real estate owned, or OREO. The allowance for loan losses was $26.3 million, or 6.82% of gross loans at March 31, 2008. During the first quarter of 2008, net charge-offs totaled $912,000, or 0.23% of average loans at March 31, 2008. Of the non-accrual loans, 37% were in Kitsap County, 31% were in King County, 17% were in Pierce County, and a remaining 15% were in other parts of western Washington.
     The increase in non-accrual loans also impacted net interest income, as $1.6 million in interest income was reversed in the first quarter. In addition, we are maintaining a high level of liquidity using higher cost wholesale funding sources and have more than half of our deposits in time certificates. As we collect our construction loans and development loans, we expect to be able to deleverage the balance sheet over the next few quarters. As we do this our yields and cost of funds should gradually return to more normal levels.
     These factors, combined with the significant reduction in fee income from new loan originations, contributed to significant margin compression in the first quarter 2008. Net interest margin in the first quarter dropped to 1.65% from 3.62% in the fourth quarter of 2007 and 5.06% in the first quarter a year ago. Net interest income, before the loan loss provision, was $2.0 million in the first quarter, compared to $4.8 million in the same quarter last year. Following the provision for loan losses of $7.7 million, the first quarter net interest income was negative $5.7 million compared to $4.3 million a year ago.
     Primarily because of closing our wholesale mortgage operation last Fall, the Company’s noninterest income declined to $236,000 in the first quarter, compared to $1.3 million in the first quarter a year ago. The decline was offset somewhat by the drop in noninterest expense, which fell to $3.4 million in the quarter from $4.1 million in the first quarter of 2007.
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
     Market interest rates decreased in first quarter 2008 as a result of the Federal Reserve’s monetary policies. Our net interest margin decreased to 1.65% compared to 5.06% for the same period 2007 due to the increase in non-accruing loans. In addition, a substantial percentage of our loan portfolio (38.4% of our total loans as of March 31, 2008) has been comprised of variable rate loans that reprice as interest rates rise or fall. The Federal Reserve began reducing interest rates in September 2007. As interest rates decline, our margins could also decrease until we can adjust the mix of our assets and liabilities to compensate for the changed interest rate environment.

	Key Financial Matters
	Three Months Ended		Year Ended
	March 31,		December 31,
	2008	2007	2007
	(Dollars in thousands, except per share data)
Net income (loss)	$(5,818)	$1,082	$(5,200)
Basic earnings (loss) per share	(1.04)	0.20	(0.93)
Diluted earnings (loss) per share	(1.04)	0.18	(0.93)
Total assets	503,534	435,632	489,333
Net loans(1)	359,387	377,084	393,436
Total deposits	441,547	361,687	421,445
Net interest margin	1.65%	5.06%	4.62%
Efficiency ratio	149.4%	65.7%	67.6%
Return on average assets	(4.66)%	1.10%	(1.17)%
Return on average equity	(41.3)%	7.0%	(8.4)%

(1)	Includes loans held for sale.
Recent Developments.
     Changes in Management. We retained a new president and chief executive officer, Terry A. Peterson, on April 15, 2008, and Donald F. Cox, Jr., who is our audit committee financial expert, was elected by the board to serve as its new chairman. Mr. Peterson was granted options for 100,000 shares under our Incentive Stock Option Plan and the right to purchase up to $1,000,000 of the Company’s common stock at market prices pursuant to his employment agreement.
     Increased Reserves for Loan Losses. For the quarter ending March 31, 2008, we added $7.7 million to our provision for loan losses, based on management’s quarterly review, continued uncertainty in the local housing market, increases in our non-accrual loans and OREO property, which primarily relate to the maturing of our construction and land development loans, and our determination of specific impaired loans under generally accepted accounting principles. In the previous two quarters ended December 31, 2007 and September 30, 2007, we recorded provisions for loan losses of $1.7 million and $13.4 million, respectively.
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
     Construction and Development Loans. We continue to work through the issues with the construction loans in Westsound Bank’s loan portfolio. The Bank has scaled back its construction loan originations in the past few months and is concentrating on working with its borrowers to complete existing projects in a timely manner and to bring past-due loans current.
     During the first quarter of 2008, however, non-accrual loans increased significantly, from $24.9 to $70.3 million, as a result of maturing construction and land development loans that we are choosing not to renew in order to keep all of our legal remedy options available. Many of these loans, which were typically for 12 to 18 month terms, originated in 2006 or 2007 and as a result are reaching their contractual maturities. At 90 days past due, these loans are placed into a non-accrual status while we work with our borrowers to maximize our recovery. The majority of our remaining construction and land development loans mature in the next two quarters of 2008. Therefore, the contraction or expansion of our non-accrual loan portfolio in future periods will depend upon our ongoing collection efforts. In the first quarter we had $37 million in total loan payoffs and acquired four completed homes by deeds in lieu of foreclosure. The outstanding principal balance of our loans with respect to these OREO properties is $1,883,411. We have listed these properties for sale with local real estate brokers, who are actively marketing the properties for sale. One of these homes was sold on May 5, 2008 for $80,980, at a loss of $9,020.
     The real estate collateral evaluations supporting our construction and land development loan portfolios have suffered along with the recent decline in the local housing market. While the overall economy remains relatively good in our west Puget Sound market, the housing market is slow, with weaker demand for housing, higher inventory levels and longer marketing times. The Seattle Times recently reported that according to a national index home prices declined in the Seattle MSA over the past year by 2.7%, compared to the national average decrease of 12.7%. The Bank is rapidly updating its real estate appraisals to better understand its total exposure to these loans. All of these loans are secured by deeds of trust on the land and improvements and were typically underwritten at 75% to 80% loan to value ratios. However, a loan made in 2006 that was within our policy guidelines may have a loan to value today that exceeds those guidelines, and the projects are in various stages of completion.
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
     Regulatory Proceedings. Westsound Bank has signed an agreement with the Federal Deposit Insurance Corporation (FDIC) and the Washington Department of Financial Institutions, Division of Banks (DFI) to enter into a cease and desist order which primarily addresses the Bank’s lending practices and the Company is implementing a comprehensive plan to achieve full compliance.
     Although Westsound Bank has agreed to the order, it has not admitted or denied any allegations of unsafe or unsound banking practices, or any legal or regulatory violations. The order is a formal action by the FDIC and DFI requiring the Bank to take corrective measures in a number of areas. No monetary penalties were assessed by the FDIC in connection with the order.
     FDIC Order: On March 10, 2008, Westsound Bank (the “Bank”) entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “FDIC order”) with the Federal Deposit Insurance Corporation, or FDIC, and the Washington Department of Financial Institutions, Division of Banks, or DFI.

     The regulators determined the Bank had engaged in unsafe or unsound banking practices, by engaging in unsatisfactory lending and collection practices, operating with inadequate management and board supervision, with less than satisfactory capital in relation to its large volume of poor quality loans and with an inadequate loan valuation reserve, and with inadequate provisions for liquidity, inadequate internal routine and control policies, and in violation of various banking laws and regulations relating to internal audits and controls, real estate appraisal and lending guidelines, and responsibilities of bank directors and officers.
     Under the terms of the FDIC order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI. Other material provisions of the order require the Bank to: (i) review the compensation and effectiveness of Westsound Bank’s current executive officers and directors, and the structure of the board and its committees, (ii) strengthen the Bank’s board of directors’ oversight of management and operations of the Bank, (iii) improve the Bank’s internal controls, internal audit function, lending and collection policies and procedures, particularly with respect to the origination and monitoring of construction loans, (iv) maintain specified capital and liquidity ratios, and (v) prepare and submit progress reports to the FDIC and the DFI. The FDIC order will remain in effect until modified or terminated by the FDIC and the DFI.
     The order does not restrict the Bank from transacting its normal banking business. The Bank will serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. All customer deposits remain fully insured to the highest limits set by FDIC. The FDIC and DFI did not impose any monetary penalties.
     FRB Notice: On February 14, 2008, the Federal Reserve Bank of San Francisco, or FRB, notified WSB Financial Group, Inc. (the “Company”) and the Bank that it had designated the Company and Westsound Bank to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As a result of that designation neither the Company nor the Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB. In addition, neither the Company nor the Bank may make indemnification and severance payments without complying with certain statutory restrictions including prior written approval of the FRB and concurrence from the FDIC. Further, the Company is generally prohibited from making any payments to any entity, including dividends and interest payments (including dividends on its trust preferred securities, and interest at the holding company level), director fees, consulting expenses and other operating expenses, without notifying the FRB for prior approval of such payments.
     Capital: Although the Company and the Bank were “well capitalized” at March 31, 2008 based on their financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, we understand that the Company and the Bank are no longer regarded as ‘well capitalized’ for federal regulatory purposes, as a result of the deficiencies cited in the FDIC order.
     We believe Westsound Bank has been reclassified from “well capitalized” to “adequately capitalized”. As a result of this reclassification, the Bank’s borrowing costs and terms from the FRB, the FHLB and other financial institutions, as well as the Bank’s premiums to the Deposit Insurance Fund administered by the FDIC to insure bank and savings association deposits (generally up to $100,000 per customer), are expected to increase.
     Compliance Efforts: The Company and the Bank are actively engaged in responding to the concerns raised in the FDIC order, and believe that they have already addressed many of the regulators’ requirements. See Part I, Item 4: Controls and Procedures. The Company is also complying with the terms of the FRB notice, and has exercised its option to start deferring payments of quarterly interest on its trust preferred securities on March 15, 2008 and June 30, 2008, as permitted by the indenture agreement.
     Westsound Bank has begun working with these regulatory agencies and has acted promptly on directions it has received from these agencies in the past several months, including the following actions:
•	Retained a new president and chief executive officer, Terry A. Peterson, on April 15, 2008;

•	Conducting a comprehensive review of the qualifications of management and existing staff and consideration of potential changes that may be required;

•	Retained an independent third party consultant to review and evaluate the loan portfolio and began implementing many of his recommendations to improve the Bank’s loan approval and loan servicing processes;

•	Added $13.9 million to total provisions for loan losses, including $548,000 in unfunded commitments in the third quarter of 2007, increased fourth quarter 2007 reserves by $1.7 million and increased first quarter 2008 reserves by $7.7 million;

•	Strengthened collections and loss recovery teams to accelerate resolution of problem loans, including retaining two experienced loan administration and workout specialists as consultants.

•	Began developing a capital management plan to maintain strong capital ratios;

•	Began implementing new procedures to strengthen the monitoring of lending activities with particular emphasis on monitoring individual lender/borrower relationships;

•	Initiated a review of loan documentation policy and is correcting documentation deficiencies;

•	Developed a liquidity and funds management plan to address anticipated funding needs;

•	Increasing internal controls over loan portfolio review;

•	Establishing a communications procedure for reporting progress in all areas to the FDIC and DFI.
     A number of these initiatives are complete and a number of policies and procedures have been implemented. As a result, the Bank has already acted upon several items addressed by the order.
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
     Deposits. As of March 31, 2008 and December 31, 2007, we had $114.8 million and $117.4 million, respectively, of deposits from wholesale sources, including brokered deposits and Internet certificates of deposit. See Note 4 to the Company’s unaudited consolidated financial statements for more information on the Company’s deposits. Management has developed and is implementing strategic advertising campaigns and promotions to attract and maintain core deposits and reduce its recent reliance on wholesale funding sources which are generally more rate-sensitive and considered a less stable funding source than local retail deposit relationships, or so-called core deposits. As described above (see “—Capital Resources”), as a result of the FDIC order the Bank is subject to regulatory limitations with respect to its wholesale sourcing of deposits.
     Under the Federal Deposit Insurance Corporation Improvement Act, or FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. As of March 31, 2008 and December 31, 2007, we had $57.5 million and $65.0 million, respectively, of brokered deposits. As a result of the FDIC order described below in “—Recent Developments,” the Bank is subject to limitations with respect to its brokered deposits. The FDIC order prohibits Westsound Bank from increasing the amount of broker deposits above the amount outstanding on the effective date of the FDIC order, or soliciting, retaining or rolling over broker deposits except as approved by FDIC.
     The Company and Westsound Bank remain adequately capitalized under regulatory guidelines, as of March 31, 2008, following the provisions for loan losses described above, and management believes the Company has sufficient capital resources and liquidity to be able to continue its normal business operations. See “Capital Resources” and “Liquidity” below.
Key Factors in Evaluating Financial Condition and Results of Operations
     As a bank holding company, we focus on a number of key factors in evaluating our financial condition and results of operations including:
•	Return on Average Equity;

•	Return on Average Assets;

•	Asset Quality;

•	Asset Growth;

•	Capital and Liquidity;

•	Net Interest Margin; and

•	Operating Efficiency.
     Return on Average Equity. Our return to our stockholders is measured in the form of return on average equity, or ROE. We had a net loss of $5.8 million for the three months ended March 31, 2008 compared to net income of $1.1 million for the three months ended March 31, 2007. The net loss was due to the significant increase in the provision for loan losses. Basic earnings (loss) per share, or EPS, decreased to $(1.04) for the three months ended March 31, 2008 compared to earnings per share of $0.20 for the three months ended March 31, 2007. Similarly, diluted EPS decreased to $(1.04) for the three months ended March 31, 2008 compared to earnings per share of $0.18 for the three months ended March 31, 2007. Our ROE decreased to (41.3)% for the three months ended March 31, 2008 compared to 7.0% for the three months ended March 31, 2007.
     Return on Average Assets. Our return on average assets, or ROA, for the three months ended March 31, 2008 was (4.66)% compared to 1.10% for the three months ended March 31, 2007.
     Asset Quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of nonperforming loans and assets as a percentage of total loans and total assets, and net charge-offs as a percentage of average loans. These measures are key elements in estimating the future earnings of a financial institution. We had $70,313,000 in non-performing loans as of March 31, 2008 compared to $25,322,000 at December 31, 2007. Non-performing loans as a percentage of total loans were 18.20% as of March 31, 2008 compared to 6.12% at December 31, 2007. For the three months ended March 31, 2008 net charge-offs to average loans were 0.23%, as compared to 0.01% for the year ended December 31, 2007.
     Asset Growth. Because revenues from both net interest income and non-interest income are a function of asset size, growth in assets has a direct impact on net income and EPS. The majority of our assets are loans, and the majority of our liabilities are deposits, and therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 2.9% during the first three months of 2008 from $489.3 million as of December 31, 2007 to $503.5 million as of March 31, 2008. Total deposits increased 4.8% to $441.5 million as of March 31, 2008 compared to $421.4 million as of December 31, 2007. Net loans decreased 8.7% to $359.4 million as of March 31, 2008 compared to $393.4 million as of December 31, 2007.
     Capital and Liquidity. Maintaining adequate capital levels in light of our rapid growth has been one of our primary areas of focus. Our actual equity to assets decreased to 11.6% at December 31, 2007, as a result of our net loss, and our average equity to average assets at March 31, 2008 was 11.3%. We monitor liquidity levels to ensure we have adequate sources available to fund our loan growth. The key measure we use to monitor liquidity is the net loan to deposit ratio. At March 31, 2008 the net loan to deposit ratio had decreased to 81.4%, down from 93.4% at December 31, 2007.
     Net Interest Margin. Our net interest margin decreased to 1.65% for the first quarter of 2008 compared to 5.06% for first quarter of 2007, primarily as a result of on the increase in non-accruing loans. Our net interest margin for the year ended December 31, 2007 was 4.62%

     Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income plus non-interest income) deteriorated increasing to 149.4% for the first quarter of 2008 compared to 65.7% for first quarter of 2007, as a result of decreases in net interest income and the increased non-interest expense associated with operating as a public company and the review and collection of loans. Our efficiency ratio for the year ended December 31, 2007 was 67.6%.
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
     We maintain an ALLL based on a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, asset classifications, loan grades, change in volume and mix of loans, collateral value, historical loss experience, size and complexity of individual credits, and economic conditions. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected/anticipated loss is measurable. General valuation allowances are based on a portfolio segmentation based on risk grading, with a further evaluation of various quantitative and qualitative factors noted above.
     We periodically review the assumptions and formulae by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above.
     Although we believe the level of the allowance as of March 31, 2008 was adequate to absorb probable losses in the loan portfolio, a decline in local economic, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
     Available for Sale Securities. Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that available-for-sale securities be carried at fair value. We believe this is a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar investments. Management utilizes the services of a reputable third-party vendor to assist with the determination of estimated fair values. Adjustments to the available-for-sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.
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

     Stock Options. Prior to 2006, we elected to follow Accounting Principles Board Option No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting for employee stock options using the fair value method, and provided the required pro forma disclosures of SFAS No. 123, or SFAS 123, “Accounting for Stock-Based Compensation.” Under APB 25, because the exercise price of the options equals the estimated market price of the stock on the issuance date, no compensation expense is recorded. As required, on January 1, 2006 we adopted SFAS No. 123R, or SFAS 123R, Share-Based Payment (Revised 2004) which establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods and services, or (ii) incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized over the service period, which is usually the same as the vesting period, as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.
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
     We have granted nonqualified and qualified stock options under our Stock Option Plan prior to 2006. We granted 24,000 shares in options in 2007 and none in the first quarter 2008. However, as previously reported on Form 8-K, we granted stock options for 100,000 shares to our new president and chief executive officer, Terry A. Peterson, on April 18, 2008. See “Recent Developments — Changes in Management.” Our stock options for employees include a service condition that relates only to vesting. The stock options generally vest over five years at the rate of 20% per year. Compensation expense is amortized on a straight-line basis over the vesting period of the award.
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

Financial Overview for the Three Months Ended March 31, 2008 and 2007

	Three Months Ended
	March 31,		Increase
	2008	2007	(Decrease)
	(Dollars in thousands, except per share data)
Consolidated Statement of Earnings Data:
Interest income	$7,014	$8,641	$(1,627)
Interest expense	4,979	3,809	1,170

Net interest income	2,035	4,832	(2,797)
Provision for loan losses	7,690	491	7,199

Net interest income (expense) after provision for loan losses	(5,655)	4,341	(9,996)
Non-interest income	236	1,345	(1,109)
Non-interest expense	3,393	4,059	(666)

Income (loss) before provision (benefit)for income taxes	(8,812)	1,627	(10,439)
Provision (benefit) for income taxes	(2,994)	545	(3,539)

Net income (loss)	$(5,818)	$1,082	$(6,900)

Earnings (loss) per share — basic	$(1.04)	$0.20	$(1.24)

Earnings (loss) per share — diluted	$(1.04)	$0.18	$(1.22)

     The Company reported a net loss of $5.8 million or $1.04 loss per diluted share for the quarter ended March 31, 2008 as compared to net income of $1.1 million or $0.18 diluted earnings per share for the quarter ended March 31, 2007. The loss is attributable to a $7.7 million provision for loan losses during the quarter ended March 31, 2008, compared to a $0.5 million provision during the quarter ended March 31, 2007. Our return on average equity was (41.3)% and our return on average assets was (4.66)% for the three months ended March 31, 2008, compared to 7.0% and 1.10%, respectively for the three months ended March 31, 2007.
     Net Interest Income and Net Interest Margin. The $2.8 million, 57.9% decrease in net interest income for the three month period ended March 31, 2008 was due to (i) a decrease in interest income of $1.6 million, reflecting the effect of a $108.6 million increase in average interest-earning assets offset by (ii) an increase in interest expense of $1.2 million. Average interest-earning assets increased $108.6 million with interest income decreasing $1.7 million and interest expense increasing $1.2 million. Average interest earning assets included average non-accrual loans of $36.8 million and $238,000 at March 31, 2008 and March 31, 2007, respectively.
     The average yield on our interest-earning assets was 5.69% for the three months ended March 31, 2008 period compared to 9.05% for the same period of 2007, a decrease of 3.36%. The decrease in average yield on loans was due to the increase in non-accruing loans and interest reversals. The decrease in the average yield on our interest-earning assets resulted from a decrease in market rates, repricing on our adjustable rate loans, and new loans originated with lower interest rates because of the decreasing interest rate environment in the first quarter 2008 and late 2007 and reversal of non-accrual interest.
     The cost of our average interest-bearing liabilities decreased to 4.77% for the three months ended March 31, 2008 from 4.99% for the same period of 2007. In addition to broad decreases in the average rates paid by Westsound Bank on deposit balances, the decrease was the result of the lowering of deposit rates and change in the mix of deposits toward time deposits. Our average rate on our interest-bearing deposits decreased 0.20% from 4.93% during the three months ended March 31, 2008 to 4.73% for the same period of 2007, reflecting the lowering of deposit rates. Our average rate on total deposits (including non-interest bearing deposits) decreased to 4.47% for the three months ended March 31, 2008 from 4.57% for the year ended December 31, 2007.
     The 341 basis point decrease in our net interest margin, which decreased to 1.65% for the three months ended March 31, 2008 from 5.06% for the three months ended March 31, 2007, was due to the decrease in earning assets yield.

     The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

	Three Months Ended March 31,
	2008			2007
			Average			Average
			Yield			Yield
	Average		or	Average		or
	Balance	Interest	Cost(6)	Balance	Interest	Cost(6)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)(2)(3)	$404,498	$6,336	6.30%	$363,296	$8,343	9.31%
Investment securities — taxable	6,023	79	5.28%	6,502	73	4.55%
Investment securities — non-taxable(3)	1,809	19	4.22%	1,818	19	4.24%
Federal funds sold	80,651	555	2.77%	11,867	156	5.33%
Other investments(4)	3,025	25	3.32%	3,946	50	5.14%

Total interest-earning assets	496,006	7,014	5.69%	387,429	8,641	9.05%
Non-earning assets:
Cash and due from banks	6,030			5,130
Unearned loan fees	(790)			(818)
Allowance for loan losses	(19,498)			(4,117)
Other assets	20,946			12,703

Total assets	$502,694			$400,327

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$7,171	$17	0.95%	$7,635	$19	1.01%
Money market	76,667	733	3.85%	104,745	1,174	4.55%
Savings	11,377	93	3.29%	4,634	42	3.68%
Time certificates of deposit	316,190	3,992	5.08%	183,961	2,427	5.35%

Total interest-bearing deposits	411,405	4,835	4.73%	300,975	3,662	4.93%
Short-term borrowings	0	0	0.00%	85	1	4.77%
Junior subordinated debt	8,248	144	7.02%	8,248	146	7.18%

Total interest-bearing liabilities	419,653	4,979	4.77%	309,308	3,809	4.99%
Non-interest-bearing liabilities
Demand deposits	23,191			26,969
Other liabilities	3,146			1,754

Total liabilities	445,990			338,031
Stockholders’ equity	56,704			62,296

Total liabilities and stockholders’ equity	$502,694			$400,327

Net interest income		$2,035			$4,832

Net interest spread(5)			0.92%			4.05%
Net interest margin			1.65%			5.06%

(1)	Includes average non-accrual loans of $36,785,000 at March 31, 2008 and $238,000 at March 31, 2007.

(2)	Loan fees of $0.5 million and $1.1 million are included in the yield computations for March 31, 2008 and 2007, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(4)	Includes interest-bearing deposits with correspondent banks.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Annualized.
     The following table shows the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates.

	Three Months Ended March 31, 2008
	Compared to Three Months
	Ended March 31, 2007
	Net Change	Rate	Volume	Mix
	(In thousands)
Loans	$(2,007)	$(10,948)	$3,837	$5,104
Investment securities — taxable	6	47	(22)	(19)
Investment securities — non-taxable	0	0	0	0
Federal funds sold	399	(304)	3,667	(2,964)
Other investments	(25)	(72)	(47)	94

Total interest income	(1,627)	(11,277)	7,435	2,215
Interest expense:
Interest-bearing demand	(2)	(4)	(5)	7
Money market	(441)	(733)	(1,276)	1,568
Savings	51	(18)	248	(179)
Time certificates of deposit	1,565	(502)	7,075	(5,008)
Short-term borrowings	(1)	(4)	(4)	7
Junior subordinated debt	(2)	(13)	0	11

Total interest expense	1,170	(1,274)	6,038	(3,594)

Net interest income	$(2,797)	$(10,003)	$1,397	$5,809

     Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
     The provision for loan losses for the three months ended March 31, 2008 was $7,690,000 compared to $491,400 for the three months ended March 31, 2007. The provision increased significantly in the quarter ended March 31, 2008, primarily as a result of the reassessment of our construction and land development loan portfolio in light of recent deterioration in the local housing market and the issues identified with respect to certain residential construction loans. See “—Recent Developments” above. Total net loans decreased by $34.0 million for the first three months of 2008 compared to an increase of $36.9 million for the same period of 2007. We experienced $912,000 of net loan charge-offs in the first three months 2008 compared to $50,000 of net loan charge-offs in the same period of 2007.
     For non-performing loans and any other loan where the borrower defaults on his loan agreement, Westsound Bank intends to pursue any or all remedies available pursuant to the loan documents and applicable federal and state laws, including foreclosure and pursuit of deficiencies.
     Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended
	March 31,		Increase
	2008	2007	(Decrease)
	(In thousands)
Service charges and other income	$236	$366	$(130)
Net gain on sale of loans	0	979	(979)

Total non-interest income	$236	$1,345	$(1,109)

     The $1,109,000 or 82.45% decrease in total non-interest income during the three months ended March 31, 2008 was primarily influenced by the decrease in net gain on sale of loans and other loan fee income.
     Non-Interest Expense. The following tables present, for the periods indicated, the major categories of non-interest expense, which represent a re-classification of certain categories as presented in our consolidated financial statements and related notes appearing elsewhere in this report:

	Three Months
	Ended March 31,		Increase
	2008	2007	(Decrease)
	(In thousands)
Salaries, wages and employee benefits	$1,526	$2,667	$(1,141)
Occupancy, equipment and depreciation	438	451	(13)
Data and item processing	184	151	33
Advertising expense	42	54	(12)
Printing, stationery and supplies	42	60	(18)
Telephone expense	23	29	(6)
Postage and courier	35	39	(4)
Legal fees	306	38	268
Director fees	109	57	52
Business & occupation taxes	57	73	(16)
Accounting and audit fees	158	49	109
Consultant fees	136	13	123
OREO losses and expense, net	26	8	18
Provision (benefit) for unfunded credit losses	(320)	0	(320)
Other	631	370	261

Total non-interest expense	$3,393	$4,059	$(666)

     The $0.7 million or 16.4% decrease in non-interest expense for the three months ended March 31, 2008 is primarily attributable to the salary, occupancy, other costs associated with downsizing of our mortgage division and the decrease in allowance for unfunded credit losses. We reversed $320,000 for credit losses for the period due to the decrease in undisbursed commitments. These commitments were either funded or the loans were paid off.
     Provision (Benefit) for Income Taxes. We recorded tax benefit of $2,994,470 for the three months ended March 31, 2008 compared to a tax provision of $545,000 for the same period in the prior year. Our effective tax rate was approximately 34.0% for three months ended March 31, 2008 and 33.5% for the three months ended March 31, 2007. Differences from the statutory rates in either period were largely due to the non-taxable nature of income from municipal securities. We increased our deferred tax asset to $9.1 million from $6.5 million due to the increase in our provision for loan losses. The Company believes the deferred tax asset will be recognized as deductible amounts in future years and no valuation allowance was recorded.
Financial Condition
     Our total assets at March 31, 2008 and December 31, 2007 were $503.5 million and $489.3 million, respectively. Our average earning assets for the three months ended March 31, 2008 and the fiscal year ended December 31, 2007 were $496.0 million and $430.7 million, respectively, including average non-accrual loans at $36.8 million and $1.5 million. Total deposits at March 31, 2008 and December 31, 2007 were $441.5 million and $421.4 million, respectively.
Loans
     Our net loans at March 31, 2008 and December 31, 2007 were $359.4 million and $393.4 million, respectively, a decrease of 8.7% over the prior period. While we will continue to focus on our real estate lending portfolio, we intend to diversify our lending portfolio in future periods including more C&I loans. With the problems recently identified in our loan portfolio though and the decline in demand for real estate loans, which we and other community banks have focused on for growth the past several years, our rate of loan growth can be expected to decline, particularly in the near term.

     The following table shows the amounts (dollars in thousands) of loans outstanding at the end of each of the periods indicated.

	At March 31, 2008		At December 31, 2007		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)

Real estate loans:
Construction & land development	$237,888	61.6%	$253,188	61.2%	$(15,300)	(6.0)%
Commercial real estate	66,927	17.3%	72,435	17.5%	(5,508)	(7.6)%
Residential real estate	48,780	12.6%	53,198	12.9%	(4,418)	(8.3)%
Commercial & industrial loans	29,338	7.6%	31,377	7.6%	(2,039)	(6.5)%
Consumer loans	3,382	0.9%	3,719	0.9%	(337)	(9.1)%

Gross loans	386,315	100.0%	413,917	100.0%	(27,602)	(6.7)%
Allowance for loan losses	26,292		19,514		3,778	34.7%
Deferred loan fees, net	636		967		(331)	(34.2)%

Net loans	$359,387		$393,436		$(31,049)	(8.7)%

     Concentrations. As of March 31, 2008, in management’s judgment, a concentration of loans existed in real estate-related loans. At that date, real estate-related loans comprised 91.5% of total loans. At December 31, 2007, real estate-related loans comprised 91.5% of total loans, of which approximately 66.8%, 19.1% and 14.1% were construction and land development, commercial real estate and residential real estate, respectively.
     Additionally, as of March 31, 2008, in management’s judgment, a concentration of loans existed in interest-only loans, primarily construction and development loans secured by real estate. At that date, interest-only loans comprised 62.0% of total loans, of which approximately 87.0% were construction and land development, 6.7% were residential, 2.5% were commercial real estate, 3.6% were commercial and industrial, and 0.2% were consumer. As of December 31, 2007, interest only loans comprised 64.4% of total loans.
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

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Non-accrual loans	$70,313	$24,923
Accruing loans past due 90 days or more	—	399

Total non-performing loans (NPLs)	70,313	25,322
Other real estate owned	1,883	983

Total non-performing assets (NPAs)	$72,196	$26,305

Selected ratios
NPLs to total loans	18.20%	6.12%
NPAs to total assets	14.34%	5.38%

     Our levels of non-performing loans and OREO property increased significantly in the quarter ended March 31, 2008, primarily as a result of the reassessment of our real estate loan portfolio in light of recent deterioration in the local housing market and the issues identified with respect to certain residential construction loans. See “Recent Developments” above.
     The following table provides a break-down (dollars in thousands) by location of the Company’s loan portfolio at March 31, 2008:

	Total	Kitsap	% of	King	% of	Pierce	% of	Other	% of
	Loans	County	Loans	County	Loans	County	Loans	Counties	Loans
Real estate loans:
Spec construction	$66,836	$29,191	8%	$10,649	3%	$15,906	4%	$11,091	3%
Custom construction	116,271	28,085	7%	54,739	14%	21,505	6%	11,942	3%

Total construction	183,107	57,276	15%	65,388	17%	37,410	10%	23,033	6%
Vacant land & land development	54,781	30,095	8%	5,215	1%	6,001	2%	13,470	3%
1-4 family mortgage	35,554	15,874	4%	3,469	1%	6,771	2%	9,440	2%
Multifamily mortgage	13,226	6,139	2%	—	0%	3,271	1%	3,816	1%
Commercial real estate	66,927	44,452	11%	4,194	1%	3,919	1%	14,362	4%
Commercial & industrial loans	29,338	24,296	6%	79	0%	3,071	1%	1,892	1%
Consumer loans	3,382	3,128	1%	25	0%	17	0%	212	0%

Gross loans	$386,315	$181,260	47%	$78,370	20%	$60,460	16%	$66,225	17%
     The following table provides a break-down (dollars in thousands) by non-accrual status of the Company’s loan portfolio at March 31, 2008:

				% of Non-
	Loans	% of Loans	Non-Accruals	Accruals
Real estate loans:
Spec construction	$66,836	18%	$15,724	22%
Custom construction	116,271	30%	37,300	53%

Total construction	183,107	48%	52,724	75%
Vacant land & land development	54,781	14%	10,949	15%
1-4 family mortgage	35,554	9%	4,781	7%
Multifamily mortgage	13,226	3%	—	0%
Commercial real estate	66,927	17%	1,125	2%
Commercial & industrial loans	29,338	8%	710	1%
Consumer loans	3,382	1%	24	0%

Gross loans	$386,315	100%	70,313	100%
     OREO Properties. At March 31, 2008 we had $1.9 million in OREO property and $1.0 million at December 31, 2007.
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

	Three Months Ended
	March 31,
	2008	2007
Impaired Loans
Balance at end of period (1)	$18,962,139	$612,278

Total related allowance for losses	$4,178,695	$127,048

Average investment in impaired loans	$23,818,786	$153,070

Interest income recognized on impaired loans	$104,127	$6,631

Cash-basis interest income received on impaired loans	$90,192	$—

(1)	Includes $12.9 million non-accrual loans at March 31, 2008 and $209,000 at March 31, 2007.
     As a separate categorization, any troubled debt restructurings are defined as loans that we have agreed to modify by accepting below-market terms, either by granting interest rate concessions or by deferring principal and/or interest payments.
     Our allowance for loan losses increased significantly in the quarter ended March 31, 2008, primarily as a result of the reassessment of our real estate loan portfolio in light of recent deterioration in the local housing market and the issues identified with respect to certain residential construction loans. See “Recent Developments” above.
     Loan Commitments. Many of our lending relationships contain funded and unfunded elements. The funded portion is reflected on our balance sheet. For lending relationships carried at historical cost, the unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the credit facility; however, a reserve is established for probable losses. At March 31, 2008 we had a reserve balance of $145,000 for allowance for unfunded credit losses and $465,000 at December 31, 2007.
     Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect us against deterioration in the borrowers’ ability to pay.
     As of March 31, 2008 and December 31, 2007, our unfunded commitments totaled $53,272,000 and $81,610,000 respectively.
     Contingent Liabilities for Sold Loans. In the ordinary course of business, the Bank sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, delinquencies and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Bank may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Bank has no commitment to repurchase the loan. The Bank has recorded no reserve to cover loss exposure related to these guarantees. The Company has repurchased two real estate loans totaling $715,590 in the first quarter 2008 and one real estate loan totaling $750,000 in the fourth quarter 2007.
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
     Our provision for loan losses and levels of impaired loans and non-accrual loans increased significantly in the quarter ended March 31, 2008, primarily as a result of the reassessment of our construction and land development loan portfolio in light of recent deterioration in the local housing market and the issues identified with respect to certain residential construction loans. See “Recent Developments” above.
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
     General Allowances. We perform a portfolio segmentation based on risk grading. Credits are rated into different categories (Grades 1-7), with a percentage of the portfolio, based on grade, allocated to the allowance. The loss factors for each risk grade are determined by management based on management’s overall assessment of the overall credit quality at month end taking into account various quantitative and qualitative factors such as trends of past due and non-accrual loans, asset classifications, loan grades, collateral value, historical loss experience and economic conditions. The first three grades, grade three of which is divided into four subcategories, are considered satisfactory or “Pass”, except 3-d for “Watch” loans requiring special monitoring. The other four grades range from a “Special Mention” category to a “Loss” category. For a discussion of these four grades, see “Business — Credit Policies” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2007.
     The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	As of and For The
	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$19,514	$3,972
Loans charged off
Real estate loans:
Construction	408	—
Commercial real estate	—	—
Residential real estate	507	47
Commercial & industrial loans	—	—
Consumer loans	1	3

Total	916	50
Recoveries:
Real estate loans:
Construction	—	—
Commercial real estate	—	—
Residential real estate	—	—
Commercial & industrial loans	—	—
Consumer loans	4	—

Total	4	0
Net loan charge-off	912	50

	As of and For The
	Three Months Ended
	March 31,
	2008	2007
Reclassification of unfunded credit commitments to other liabilities	—	(6)
Provision for loan losses	7,690	491

Ending balance	$26,292	$4,407

Loans	$386,315	$382,582
Average loans	404,498	363,296
Non-performing loans	70,313	552
Selected ratios:
Net charge-offs to average loans	0.23%	0.01%
Provision for loan losses to average loans	1.90%	0.14%
Allowance for loan losses to loans outstanding at end of period	6.82%	1.15%
Allowance for loan losses to non-performing loans	37.4%	798.4%
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
     Because there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or types of loans, including general economic, other conditions and trends, we have established a portion of the allowance for loan losses based on our evaluation of these risks. This portion of our allowance is determined based on various factors including, but not limited to, general economic conditions of our market area, the growth, composition and diversification of our loan portfolio, the experience level of our lending officers and staff, and the quality of our credit risk management. At March 31, 2008, 79.8% of our total loan portfolio consisted of loans booked in the last two years, including loan renewals. As of March 31, 2008, this risk portion of the allowance for loan losses was $1,583,000 or 6.0% of the total allowance, compared with $3,175,000 or 16.3% of the total allowance as of December 31, 2007. The decrease in this risk portion of the allowance in the first quarter of 2008 was due to the reassessment of loans and reclassifying them to specific allocations.
Investments
     The carrying value of our investment securities totaled $7.7 million at March 31, 2008 and $8.8 million at December 31, 2007. Our portfolio of investment securities during 2008 and 2007 consisted primarily of federal and state government securities.

     The carrying values of our portfolio of investment securities at March 31, 2008 and December 31, 2007 were as follows:

	Carrying Value at
	March 31,	December 31,	$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
		(In thousands)
U.S. government agencies	$5,836	$6,980	$(1,144)	(16.4)%
Obligations of states and political subdivisions	1,819	1,813	6	0.3%
Mortgage-backed securities	36	39	(3)	(7.7)%

Total investment securities	$7,691	$8,832	$(1,141)	(12.9)%

Deposits
     Total deposits were $441.5 million at March 31, 2008 compared to $421.4 million at December 31, 2007. The 4.8% increase in total deposits is attributed primarily to our current market growth and entering into new markets. Non-interest-bearing demand deposits decreased to $23.0 million or 5.2% of total deposits from $24.7 million, or 5.9% of total deposits, at December 31, 2007. Interest-bearing deposits are comprised of interest-bearing demand, money market accounts, regular savings accounts, time deposits of under $100,000 and time deposits of $100,000 or more.
     The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

	Three Months Ended		Year Ended
	March 31, 2008		December 31, 2007
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
		(Dollars in thousands)
Interest-bearing demand	$7,171	0.95%	$7,542	1.02%
Money market	76,667	3.85%	99,941	4.49%
Savings	11,377	3.29%	7,802	3.78%
Time certificates of deposit	316,190	5.08%	226,050	5.33%
Non-interest bearing deposits	23,191	0.00%	28,426	0.00%

Total	$434,596	4.47%	$369,761	4.57%

     Deposits are gathered from individuals, partnerships and corporations in our market areas. Our policy also permits the acceptance of brokered deposits subject to regulatory approval. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing. The 10 basis point decrease in interest rates paid during the three months ended March 31, 2008 is reflective of the decrease in offering rates.
Stockholders’ Equity
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
     March 31, 2008 Overview. As of March 31, 2008, our stockholders’ equity totaled $51.0 million, and our equity to asset ratio was 10.1%, compared to 11.6% as of December 31, 2007. This decrease is primarily the result of our asset growth and the net loss for the period that resulted from the additions to the allowance for loan losses.

     2007 Overview. As of December 31, 2007, our stockholders’ equity totaled $56.7 million, and our equity to asset ratio was 11.6%, compared to 15.9% as of December 31, 2006. This decrease is primarily the results of our net loss for the period that resulted from the additions to the allowance for loan losses.
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

	Regulatory Requirements
	(Greater than or equal to		Actual at March 31, 2008
	stated percentage)			WSB Financial
	Adequately Capitalized	Well Capitalized	Westsound Bank	Group, Inc.
Tier 1 leverage capital ratio	4.0%	5.0%	11.5%	11.8%
Tier 1 risk-based capital	4.0%	6.0%	14.3%	14.7%
Total risk-based capital	8.0%	10.0%	15.7%	16.0%

	Regulatory Requirements
	(Greater than or equal to		Actual at December 31, 2007
	stated percentage)			WSB Financial
	Adequately Capitalized	Well Capitalized	Westsound Bank	Group, Inc.
Tier 1 leverage capital ratio	4.0%	5.0%	13.6%	13.9%
Tier 1 risk-based capital	4.0%	6.0%	15.0%	15.4%
Total risk-based capital	8.0%	10.0%	16.3%	16.7%
     Although the ratios presented above show that the Company and the Bank were “well capitalized” at March 31, 2008 and December 31, 2007 based on their financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in regulatory guidelines, the Company and the Bank are no longer regarded as “well capitalized” for federal regulatory purposes, as a result of the deficiencies cited in the FDIC order. See Note 2. There are no conditions or events since the FDIC order that management believes have changed the Bank’s category.
     The Company and Westsound Bank believe they remain adequately-capitalized under regulatory guidelines, as of March 31, 2008, following the additional provisions for loan losses, and management believes that the Company has sufficient capital resources and liquidity to be able to continue its normal business operations.
     In order to manage our capital position more efficiently, we formed WSB Financial Group Trust I, a Delaware statutory trust formed with capital of $248,000, for the sole purpose of issuing trust preferred securities. During the third quarter of 2005, WSB Financial Group Trust I issued 8,000 Capital Securities, or the trust preferred securities, with liquidation value of $1,000 per security, for gross proceeds of $8.0 million. The entire proceeds of the issuance were invested by WSB Financial Group Trust I in $8.248 million of Junior Subordinated Deferrable Interest Debentures, or the subordinated debentures, issued by Westsound Bank, with identical maturity, repricing and payment terms as the trust preferred securities. The subordinated debentures represent the sole assets of WSB Financial Group Trust I. The subordinated debentures mature on September 15, 2035, and bear an interest rate at March 31, 2008 of 6.72% (based on 3-month LIBOR plus 1.73%), with repricing occurring and interest payments due quarterly. We injected $7.9 million of the net proceeds from the sale of the subordinated debentures into Westsound Bank and retained the remaining proceeds for the needs of WSB Financial Group, Inc.
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
     Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at March 31, 2008 of 6.72%. For each successive period beginning on March 15 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 1.73%. WSB Financial Group Trust I has the option to defer payment of the distributions for a period of up to five years, as long as we are not in default on the payment of interest on the subordinated debentures. We have guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities. For financial reporting purposes, our investment in the trust is accounted for under the equity method and is included in other assets on the accompanying consolidated balance sheet. The subordinated debentures issued and guaranteed by us and held by the trust are reflected on our consolidated balance sheet in accordance with provisions of Interpretation No. 46 issued by the Financial Accounting Standards Board, or FASB, No. 46, Consolidation of Variable Interest Entities. Under applicable regulatory guidelines, all of the trust preferred securities currently qualify as Tier 1 capital, although this classification may be subject to future change.
     On February 25, 2008 and May 1, 2008, the Company elected to defer payment of interest on the Junior Subordinated Debt Securities for the interest payment due March 15, 2008 and June 15, 2008, respectively, as permitted by the indenture agreement. This election was the result of the notification by the Federal Reserve Bank of San Francisco, or FRB that the Company and the Bank had been designated to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As a result of that designation, the Company is generally prohibited from making any payments to any entity, including dividends and interest payments (including dividends on its trust preferred securities, and interest at the hold company level) without notifying the FRB for prior approval of such payments.
     The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual arrangements under which the Company may be held liable is included above under “—Financial Condition — Loans, Contingent Liabilities for Sold Loans.”
Liquidity
     The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of its operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. We have a borrowing line with a correspondent bank totaling $10.0 million. Our borrowing line with FHLB has been placed on hold until FHLB completes its credit analysis of the Bank and will probably be collateral dependent. As of March 31, 2008 we had $6.0 million in securities available to be sold or pledged to the FHLB.
     We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At March 31, 2008, we had approximately $120.6 million in liquid assets comprised of $112.9 million in cash and cash equivalents (including fed funds sold of $102.5 million), and $7.7 million in available-for-sale securities.
     On a long term basis, our liquidity will be met by changing the relative distribution of its asset portfolios, i.e., reducing investment or loan volumes, or selling or encumbering assets. Further, we will increase our liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as Federal Home Loan Bank. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if the need arises. Our liquidity is comprised of three primary classifications: cash flows from or used in operating activities; cash flows from or used in investing activities; and cash flows provided by or used in financing activities.

     Net cash provided by or used in operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the loan loss provision, investment and other amortization and depreciation.
     Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. We also invest in Federal Funds sold which increased by $45.6 million at March 31, 2008 from December 31, 2007. Our net loans decreased for the three months ended March 31, 2008 by $34.0 million. Investment securities decreased to $7.7 million at March 31, 2008 from $8.8 million at December 31, 2007. At March 31, 2008 we had outstanding loan commitments of $52.6 million and outstanding letters of credit of $701,000. We anticipate that we will have sufficient funds available to meet current loan commitments.
     Net cash provided by financing activities has been impacted significantly by increases in deposit levels. During the three months ended March 31, 2008 and the year ended December 31, 2007, deposits increased by $20.1 million and $106.4 million, respectively. During the year ended December 31, 2006, net proceeds from our initial public offering provided an additional $40.2 million cash.
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
     At March 31, 2008, our market value of portfolio equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in market value of portfolio equity for this set of rate shocks as of March 31, 2008.
Market Value of Portfolio Equity

				Percentage of
		Percentage Change	Percentage of	Portfolio Equity
Interest Rate Scenario	Market Value	from Base	Total Assets	Book Value
	(Dollars in thousands)
Up 200 basis points	$50,788	2.4%	10.1%	99.62%
Up 100 basis points	51,016	2.8%	10.1%	100.07%
BASE	49,620	—	9.9%	97.33%
Down 100 basis points	48,869	(1.5)%	9.7%	95.86%
Down 200 basis points	48,841	(1.6)%	9.7%	95.80%
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
     Net Interest Income Simulation. In order to measure interest rate risk at March 31, 2008, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (embedded options), and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
     For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At March 31, 2008, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Sensitivity of Net Interest Income

				Net Interest
				Margin Change
	Adjusted Net	Percentage Change	Net Interest	(in basis
Interest Rate Scenario	Interest Income(1)	from Base	Margin Percent(1)	points)
	(Dollars in thousands)
Up 200 basis points	$9,279	11.0%	2.16%	21
Up 100 basis points	8,726	4.4%	2.03%	8
BASE	8,358	—	1.95%	—
Down 100 basis points	7,971	(4.6)%	1.86%	(9)
Down 200 basis points	7,561	(9.5)%	1.76%	(19)

(1)	These percentages are not comparable to other information discussing the percent of net interest margin since the income simulation does not take into account loan fees.
     Gap Analysis. Another way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to re-pricing in specified time periods.
     The following table sets forth the distribution of re-pricing opportunities of our interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (that is, interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of March 31, 2008. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. The interest rate relationships between the re-priceable assets and re-priceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on our net interest margins.

	March 31, 2008
	Amounts Maturing or Re-pricing in
		Over	Over
		3	1
	3	Months	Year
	Months	to	to	Over
	or	12	5	5	Non-
	Less	Months	Years	Years	Sensitive(1)	Total
	(Dollars in thousands)
Assets

Cash and due from banks	$2,507	$—	$—	$—	$7,883	$10,390
Federal funds sold	102,500	—	—	—	—	102,500
Investment securities	799	1,656	4,241	784	211	7,691
Loans	146,325	84,054	72,388	13,215	69,697	385,679
Other assets(2)	567	—	—	—	(3,293)	(2,726)

Total assets	$252,698	$85,710	$76,629	$13,999	$74,498	$503,534

Liabilities and Stockholders’ Equity

Non-interest-bearing demand deposits	$—	$—	$—	$—	$23,043	$23,043
Interest-bearing demand, money market and savings	10,311	30,933	47,047	4,187	—	92,478
Time certificates of deposit	66,608	156,405	93,383	9,690	(60)	326,026
Short-term debt	—	—	—	—	—	—
Long-term debt	8,248	—	—	—	—	8,248
Other liabilities	—	—	—	—	2,759	2,759
Stockholders’ equity	—	—	—	—	50,980	50,980

Total liabilities and stockholders’ equity	$85,167	$187,338	$140,430	$13,877	$76,722	$503,534

Period gap	167,531	(101,628)	(63,801)	122	(2,224)
Cumulative interest-earning assets	252,698	338,408	415,037	429,036
Cumulative interest-bearing liabilities	85,167	272,505	412,935	426,812
Cumulative gap	167,531	65,903	2,102	2,224
Cumulative interest-earning assets to cumulative interest-bearing liabilities	2.97	1.24	1.01	1.01
Cumulative gap as a percent of:
Total assets	33.1%	13.0%	0.4%	0.4%
Interest-earning assets	66.3%	19.5%	0.5%	0.5%

(1)	Assets or liabilities and equity which are not interest rate-sensitive.

(2)	Allowance for loan losses of $26.3 million as of March 31, 2008 is included in other assets.
     At March 31, 2008, we had $338.4 million in assets and $272.5 million in liabilities re-pricing within one year. This means that $65.9 million more of our interest rate sensitive assets than our interest rate sensitive liabilities will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or re-pricing within one year at March 31, 2008 is 1.24. This analysis indicates that at March 31, 2008, if interest rates were to increase, the gap would result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificates of deposit.
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

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures
     Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, with the assistance of our principal accounting officer, based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report concluded that, as disclosed below with respect to material weakness and changes in our internal control over financial reporting, the Company’s disclosure controls and procedures were not effective as of March 31, 2008.
     Management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Act of 1934. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the United States of America. In “Management’s Report on Internal Control over Financial Reporting” in our Form 10-K for the year ended December 31, 2007, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. As a result of that assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective. Management’s conclusion was based upon their review of the FDIC order (described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments”) and their findings of control deficiencies that constituted a material weakness in connection with a lack of or sufficient or adequate policies, procedures, and controls with respect to the underwriting, documentation and monitoring of loans, the detection of risks related to the concentration and other risks associated with the residential construction and other loans, and the determination of our provision for loan losses and related allowance for loan losses.
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
     We have made or are in the process of implementing the following managerial and operational changes to correct these deficiencies and to improve our internal controls over financial reporting, including:
•	the audit committee has engaged the services of Young and Associates to perform a compensation analysis to include a peer analysis for the board of directors, senior management and department heads.

•	the Bank retained an experienced credit manager that had recently been hired from outside the Bank as a regional manager, as chief lending officer in June, 2007 to manage its loan origination and approval process, credit administration and controls, timely identification of risk and problem loans and emerging risks in the loan portfolio in compliance with company policies and procedures and banking laws and regulations. Credit administration now validates loan grades through an internal loan approval process developed by the chief lending officer. The chief lending officer reports to the Bank’s chief executive officer.

•	in November, 2007 the Bank established a new special assets department managed by a new vice president and manager of special assets recruited from outside the Bank. The Special Assets Department is responsible for construction, commercial real estate and commercial loan collections, reporting to the chief lending officer and the board. The Bank recently retained an experienced workout specialist as a consultant.

•	the Company retained a new independent loan consulting firm in the fourth quarter of 2007 to perform external reviews of the Company’s loan portfolio.

•	the chief lending officer is revising lending policies and developing a series of new or improved reports for credit administration to better monitor credit risks internally and provide more detail about loans and credits to senior management, the Board and its loan committee, including but not limited to, concentrations, exceptions to loan policies, special assets and OREO reports, and monthly delinquent, non-accrual, classified loans and exposure. The Bank recently retained an experienced loan administrator as a consultant.

•	a comprehensive risk assessment of the Bank was performed by Audit One, an independent auditor, in first quarter 2008. As a result of this assessment, the preliminary audit plan has been adopted by the audit committee, focusing on the lending area.

•	the audit committee and the Board have made changes to the internal audit function. Rather than add staff to our internal audit department and take the time to train, we chose to engage third party firms that are strong, reputable companies that will provide an independent and timely audit, including Audit One and Young and Associates. All third party firms will report directly to the audit committee.

•	the audit committee has or will engage several companies, such as accounting, audit, compliance and information technology consultants to conduct extensive internal audits in the operational and lending area. The scope of the audit will be identified and approved by the audit committee and will include loan process review, procedural review, compliance with consumer regulations, privacy, loan documentation, information reporting, reserve for loan and lease loss methodology and calculations, enterprise risk assessment, holding company activities, administrative activities, liquidity, central operations, compliance with the Bank Secrecy Act. Internal audit results are reported regularly to the audit committee on a continual basis using a modified tracking system. The department head is responsible for providing a management response to the audit committee if there are weaknesses noted in their area. Tracking of the audits will be performed by the Company’s chief risk officer.

•	establishing a communications procedure for reporting progress in all areas to the FDIC and DFI.
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
(Remainder of page intentionally blank)

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
     As of May 8, 2008, the Company had commenced collection proceedings on approximately 168 real estate loans by sending notices of default to the borrowers. Some or all of these loans could result in foreclosure actions.
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
ITEM 1A: RISK FACTORS
     We are updating the following risk factors in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. Any of the following risk factors as well as those described in the Form 10-K could materially and adversely affect our business, financial condition and results of operations after December 31, 2007, and these are not the only risks that we may face. Many of these factors are beyond our control, and in addition to the following risk factors you should read carefully the factors described in “Risk Factors” in the Company’s Form 10-K filed with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. Additional risks and uncertainties not currently known to us may also materially and adversely affect our business, financial condition or results of operations.
Restrictions imposed by regulatory actions could have an adverse effect on us and failure to comply with any of their provisions could result in further regulatory action or restrictions.
     The Company and its subsidiary, Westsound Bank, are subject to regulatory actions, including an FDIC order, with respect to their operations, described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

     The FDIC order identified deficiencies within credit administration in connection with a lack of sufficient or adequate policies, procedures, and control with respect to the underwriting, documentation and monitoring of loans, the detection of risks related to the concentration and other risks associated with our residential construction and land development and other loans, the determination of our provision for loan losses and possible violations or contraventions of law.
     These regulatory actions may limit our growth and adversely affect our earnings.
We are experiencing significant difficulties in our loan portfolio, particularly in our residential construction, land development and mortgage loans. Over 91% of our loans are real estate related.
     Approximately 91.5% of our loan portfolio as of March 31, 2008 was comprised of loans secured by real estate, including construction and development, commercial and residential real estate loans. We are experiencing significant difficulties in our loan portfolio, particularly our residential construction, land development and mortgage loans. Many of these loans are maturing and classified as non-performing assets while we work with the borrowers to maximize our recovery. In the first quarter of 2008 our non-accrual loans increased significantly, from $24.9 to $70.3 million, primarily as a result of maturing construction and land development loans that we are choosing not to renew in order to keep all of its legal remedy options available. The majority of our remaining construction and land development loans mature in the next two quarters of 2008. Therefore, the contraction or expansion of our non-accrual loan portfolio and OREO properties in future periods will depend upon our ongoing collection efforts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
The recent downturn in the local real estate market could cause collateral for loans made by us to decline in value, and loan delinquencies and non-performing assets to increase.
     The recent downturn in the local real estate market could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline further, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.
Our allowance for loan losses may not be adequate to cover actual losses.
     A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and non-performance on loans. We maintain an allowance for loan losses in accordance with accounting principles generally accepted in the United States to provide for such defaults and other non-performance. As of March 31, 2008, our allowance for loan losses as a percentage of loans was 6.82%. The determination of the appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes, and risk management systems and controls may not prevent unexpected losses. Our allowance for loan losses may not be adequate to cover actual loan losses. Moreover, any increase in our allowance for loan losses will adversely affect our earnings.
Our future earnings will be significantly affected by the securities class action lawsuits pending against us, and the collection and potential foreclosure actions that we are pursuing with respect to our non-accrual loans.
     The Company and Westsound Bank have been sued or named in the securities class action lawsuits identified in Part II, Item 1 of this Form 10-Q, which, if adversely determined, could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Further, Westsound Bank is also involved in the collection and potential foreclosure actions described in Part II, Item 1 of this Form 10-Q. Because we are unable to predict the impact or resolution of these outstanding litigation matters or to reasonably estimate the potential loss, if any, no reserves have yet been established therefor.

     In this regard, we may determine in the future that it is necessary to establish such reserves and, if so established, such reserves could have a material adverse impact on our financial condition. Accordingly, our ability to successfully defend against claims asserted against us in various lawsuits arising out of the circumstances surrounding the loans, may have a substantial impact on the profitability of the Company.
Our future liquidity depends in part on our ability to attract and retain deposits, which could be adversely affected by adverse publicity in our market area related to the legal and regulatory actions in which we are or may be involved.
     Our liquidity could be adversely affected by unexpected deposit outflows, excessive interest rates by competitors, adverse publicity relating to regulatory and legal actions in which we are or may be involved and similar matters. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.”
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Recent Sales of Unregistered Securities. The following sets forth information regarding all unregistered securities sold by the registrant in the three month period ended March 31, 2008:
          (1) Securities Issued Upon Exercise of Stock Options. There were no shares of common stock issued by registrant in the fiscal quarter ended March 31, 2008 pursuant to the exercise of stock options under the 1999 Incentive Stock Option Plan (the “Plan”).
          Such shares of common stock are issued pursuant to a written compensatory benefit plan under circumstances that comply with the requirements of Rule 701 promulgated under the Securities Act, and are thus exempted from the registration requirements of the Securities Act by virtue of Rule 701.
     (b) Initial Public Offering. On December 19, 2006, the Company completed its initial public offering. The net proceeds of the offering, including the exercise of the underwriter’s over-allotment option, to the Company (after deducting expenses) were $40.2 million. The net proceeds are being held as available cash in our banking subsidiary, Westsound Bank, which in turn allows the bank to use these funds for its normal day to day funding needs. There has been no material change in the planned use of proceeds from this initial public offering as described in the Company’s final prospectus filed with the SEC.
     (c) Dividends. We have not paid, and currently have no plans to pay, cash dividends to our stockholders. The payment of dividends is within the discretion of our board of directors and will depend upon our earnings, capital requirements and operating and financial position, among other factors.
     Additionally, our junior subordinated debt agreement prohibits us from paying dividends if we have deferred payment of interest on outstanding trust preferred securities. See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources.” We are deferring interest on our trust preferred securities. See Note 5 of the Notes to Consolidated Financial Statements.
     We are a legal entity separate and distinct from Westsound Bank. Because we are a holding company with no significant assets other than Westsound Bank, we will be dependent upon dividends from Westsound Bank for cash with which to pay dividends when, and if, our dividend policy changes. For a discussion of the regulatory limitations on Westsound Bank’s ability to pay dividends, see “Supervision and Regulation — Federal and State Regulation of Westsound Bank — Dividends” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
     Not applicable
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

ITEM 5: OTHER INFORMATION
     Not applicable.
ITEM 6: EXHIBITS
     See Exhibit Index on pages — 54 — 55.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

WSB FINANCIAL GROUP, INC. (Registrant)
Date: May 15, 2008	/s/ Terry A. Peterson
Terry A. Peterson, Chief Executive Officer

Date: May 15, 2008	/s/ Mark D. Freeman
Mark D. Freeman, Chief Financial Officer

Exhibit
Number	Exhibit Index

3.1+	Articles of Incorporation of WSB Financial Group, Inc.

3.2+	Articles of Amendment

3.3+	Bylaws of WSB Financial Group, Inc.

3.4+	Amendment to Bylaws

10.1*+	1999 Stock Option Plan

10.2*+	Forms of 1999 Incentive Stock Option Plan Agreements

(a)+	Directors

(b)+	Employees

10.3+	Lease for Port Orchard branch, dated May 28, 2001

10.4+	Lease for Silverdale branch, dated October 1, 2001 and October 1, 2003

10.5+	Lease for Gig Harbor branch, dated March 2, 2004

10.6+	Lease for Federal Way branch, dated March 30, 2005

10.7+	Lease for Port Townsend LPO, dated August 18, 2006

10.8†+	Agreement between Westsound Bank and Fiserv Solutions Inc. dated August 11, 2006

10.9*+	Westsound Bank 401(k) Profit Sharing Plan

10.10+	Placement Agreement among the registrant, WSB Financial Group Trust I and Cohen Bros. & Company dated July 25, 2005

10.11+	Indenture by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.12+	Guarantee Agreement by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.13*	Employment Agreement with Terry A. Peterson

10.14*+	Employment Agreement with Mark D. Freeman

10.15*+	Form of Employment Agreement with other executive officers

10.16+	Form of Indemnification Agreement with directors

10.17+	Audit Committee Charter

10.18+	Compensation Committee Charter

Exhibit
Number	Exhibit Index

10.19+	Corporate Governance/Nominating Committee Charter

10.20++	Separation Agreement with David K. Johnson (previously filed with the Securities and Exchange Commission on Form 8-K on February 4, 2008)

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Terry A. Peterson) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Mark D. Freeman) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Previously filed with the Company’s Amendment No. 5 to the S-1 registration statement filed with the Securities and Exchange Commission on December 8, 2006, file no. 333-137058.

++	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008.