Form 10-Q
period 2008-06-30
WSB Financial Group, Inc.
filed 2008-08-12
CIK 1372791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _________ to _________
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding on each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding as of August 8, 2008

Common Stock, $1.00 par value	5,574,853

WSB FINANCIAL GROUP, INC.
FORM 10-Q
JUNE 30, 2008

i

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	June 30,	December 31,
	2008	2007
	Unaudited
ASSETS
Cash and cash equivalents
Cash and due from banks	$12,556,948	$10,026,460
Federal funds sold	66,000,000	56,900,000

Total cash and cash equivalents	78,556,948	66,926,460

Investment securities available for sale, at fair value	17,592,632	8,832,146
Federal Home Loan Bank stock, at cost	318,900	318,900
Loans	339,233,410	412,949,947
Less allowance for loan losses	(28,140,267)	(19,513,765)

Total loans, net	311,093,143	393,436,182

Premises and equipment, net	8,485,342	8,759,750
Accrued interest receivable	1,505,194	2,540,554
Other real estate owned	4,393,631	983,411
Deferred tax asset	6,535,852	6,496,106
Less deferred tax valuation allowance	(6,532,102)	—

Total deferred tax asset, net	3,750	6,496,106

Federal income tax receivable	5,463,459	193,937
Other assets	1,588,592	845,718

Total assets	$429,001,591	$489,333,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$21,502,448	$24,711,246
Interest-bearing	356,858,239	396,733,599

Total deposits	378,360,687	421,444,845

Accrued interest payable	2,043,649	1,955,434
Other liabilities	460,550	964,870
Junior subordinated debentures	8,248,000	8,248,000

Total liabilities	389,112,886	432,613,149

Stockholders’ equity
Common stock, $1 par value; 15,357,250 shares authorized; 5,574,853 and 5,574,853 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	5,574,853	5,574,853
Additional paid-in capital	48,246,743	48,223,669
Retained earnings (accumulated deficit)	(13,925,612)	2,853,756
Accumulated other comprehensive income	(7,279)	67,737

Total stockholders’ equity	39,888,705	56,720,015

Total liabilities and stockholders’ equity	$429,001,591	$489,333,164

See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$4,709,456	$9,323,826	$11,045,692	$17,667,236
Interest on investments
Taxable	104,597	70,867	184,065	143,922
Tax-exempt	(1,088)	18,912	17,712	37,797
Interest on federal funds sold	467,783	257,485	1,022,527	412,982
Other interest income	36,415	44,268	61,590	94,417

Total interest income	5,317,163	9,715,358	12,331,586	18,356,354
INTEREST EXPENSE
Deposits	4,243,360	4,182,817	9,078,680	7,844,187
Other borrowings	—	—	—	1,092
Junior subordinated debentures	126,000	149,336	270,000	295,532

Total interest expense	4,369,360	4,332,153	9,348,680	8,140,811
NET INTEREST INCOME	947,803	5,383,205	2,982,906	10,215,543
PROVISION FOR LOAN LOSSES	3,545,000	326,000	11,235,000	817,400

Net interest (expense) income after provision for loan losses	(2,597,197)	5,057,205	(8,252,094)	9,398,143

NONINTEREST INCOME
Service charges on deposit accounts	72,217	95,748	150,675	179,775
Other customer fees	141,170	232,807	233,934	478,682
Net gain on sale of loans	—	885,741	—	1,864,909
Other income	(51,928)	16,135	12,401	52,538

Total noninterest income	161,459	1,230,431	397,010	2,575,904

NONINTEREST EXPENSE
Salaries and employee benefits	1,711,021	2,576,118	3,236,599	5,242,742
Premises lease	82,655	81,902	159,981	172,188
Depreciation and amortization expense	211,979	204,025	413,974	397,112
Occupancy and equipment	149,522	141,131	308,180	309,311
Data and item processing	186,319	172,006	370,069	323,370
Advertising expense	37,962	41,951	79,526	95,800
Printing, stationery and supplies	45,640	45,486	87,471	105,115
Telephone expense	20,975	28,031	43,477	57,035
Postage and courier	35,900	42,727	71,095	81,747
Legal fees	313,075	70,471	619,198	108,940
Director fees	80,650	65,600	189,500	123,000
Business and occupation taxes	51,828	84,121	109,216	156,743
Accounting and audit fees	164,217	37,216	321,904	86,465
Consultant fees	321,590	37,594	457,906	50,296
OREO losses and expense, net	144,594	29,159	171,059	36,958
Provision (benefit) for unfunded credit losses	(66,000)	—	(386,000)	—
Other expenses	777,414	492,231	1,409,650	862,203

Total noninterest expense	4,269,341	4,149,769	7,662,805	8,209,025

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(6,705,079)	2,137,867	(15,517,889)	3,765,022
PROVISION FOR INCOME TAXES	4,255,949	708,000	1,261,479	1,253,000

NET INCOME (LOSS)	$(10,961,028)	$1,429,867	$(16,779,368)	$2,512,022

EARNINGS (LOSS) PER SHARE
Basic	$(1.97)	$0.26	$(3.01)	$0.45
Diluted	$(1.97)	$0.24	$(3.01)	$0.42

Weighted-average number of common shares outstanding	5,574,853	5,563,887	5,574,853	5,556,128
Weighted-average number of dilutive shares outstanding	5,574,853	5,926,369	5,574,853	5,952,216
See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Accumulated
				Retained	Other
	Common Stock		Additional	Earnings	Compre-
	Number		Paid-In	(Accumulated	hensive (Loss)
	of Shares	Amount	Capital	Deficit)	Income	Total
Balance, December 31, 2006	5,545,673	$5,545,673	$48,089,861	$8,053,915	$(32,321)	$61,657,128

Net income				2,512,022		2,512,022

Other comprehensive loss, net of tax of ($21,065)					(40,890)	(40,890)

Total comprehensive income						2,471,132

Stock based compensation expense			13,242			13,242
Stock options exercised	21,805	21,805	88,285			110,090

Balance, June 30, 2007 (unaudited)	5,567,478	$5,567,478	$48,191,388	$10,565,937	$(73,211)	$64,251,592

Balance, December 31, 2007	5,574,853	$5,574,853	$48,223,669	$2,853,756	$67,737	$56,720,015

Net loss				(16,779,368)		(16,779,368)

Other comprehensive loss, net of tax of ($38,644)					(75,016)	(75,016)

Total comprehensive loss						(16,854,384)

Stock based compensation expense			23,074			23,074

Balance, June 30, 2008 (unaudited)	5,574,853	$5,574,853	$48,246,743	$(13,925,612)	$(7,279)	$39,888,705

See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(16,779,368)	$2,512,022
Adjustments to reconcile net income (loss) to net cash from operating activities
Provision for loan losses	11,235,000	817,400
Provision for unfunded credit losses	(386,000)	—
Depreciation and amortization	413,974	397,112
Amortization (accretion) of premiums/discounts	(133,640)	3,172
Stock based compensation	23,074	13,242
Net loss (gain) on sale of premises and equipment	(831)	—
Net loss (gain) on sale of OREO	74,752	(16,362)
Origination of loans held for sale	—	(67,030,535)
Proceeds from sale of loans held for sale	—	69,420,675
Net gain on sale of loans	—	(1,864,909)
Deferred income tax (benefit) expense	6,531,000	(565,543)
Net change in
Accrued interest receivable	1,035,360	(284,893)
Other assets	(6,012,396)	310,174
Accrued interest payable	88,215	685,902
Other liabilities	(118,320)	225,387

Net cash from operating activities	(4,029,180)	4,622,844

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	66,970,819	(66,421,378)
Purchases of investments available-for-sale	(10,770,000)	(2,485,042)
Proceeds from calls and maturities of investments available-for-sale	2,025,000	2,300,000
Principal repayments of mortgage-backed securities	4,494	6,742
Purchase of Federal Home Loan Bank stock	—	(84,700)
Proceeds from sale of OREO	652,248	496,407
Purchases of premises and equipment	(159,235)	(1,826,489)
Proceeds from sale of premises and equipment	20,500	—

Net cash from investing activities	58,743,826	(68,014,460)

CASH FLOW FROM FINANCING ACTIVITIES
Net change in non-interest-bearing deposits	(3,208,798)	3,259,363
Net change in interest-bearing deposits	(39,875,360)	61,732,687
Proceeds from exercise of stock options	—	110,090

Net cash from financing activities	(43,084,158)	65,102,140

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,630,488	1,710,524
CASH AND CASH EQUIVALENTS, beginning of period	66,926,460	26,198,104

CASH AND CASH EQUIVALENTS, end of period	$78,556,948	$27,908,628

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$9,260,465	$7,454,909

Income taxes paid	$—	$1,115,000

NON-CASH INVESTING ACTIVITIES
Real estate acquired through foreclosure in settlement of loans	$4,137,220	$2,084,803

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
     Unaudited Interim Financial Information — The accompanying interim consolidated financial statements as of June 30, 2008 for the three month and six month periods ended June 30, 2008 and 2007 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008, its results of operations for the three month and six month periods ended June 30, 2008 and 2007, and its cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures included in the Company’s financial statements for the year ended December 31, 2007 have been condensed or omitted from this report. Accordingly, the statements should be read with the financial statements and notes thereto included in the Company’s December 31, 2007 financial statements.
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
     Investment securities — Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. Investment securities are categorized as held-to-maturity when the Bank has the

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
positive intent and ability to hold those securities to maturity. Securities which are held-to-maturity are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. The Bank had no securities classified as held-to-maturity as of June 30, 2008 and December 31, 2007. The Bank had no trading securities as of June 30, 2008 and December 31, 2007.
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
     Accounting for derivatives — The Company has engaged in the production of loans for sale to buyers and investors in the secondary mortgage market. These loan production activities expose the Company to risk that a loan’s market value may decline between the date the Company enters into an interest rate lock commitment with a borrower to fund a loan, or with a seller to purchase a loan, and the loan’s ultimate sale into the secondary market. The Company reduces its exposure to this risk by entering into contracts to sell loans to buyers at specified prices to hedge against the economic risk of market value declines. The Company considers its commitments to extend secondary market qualifying loans (the pipeline) with interest rate lock commitments to be derivatives, as well as its firm commitments to deliver loans, all of which are recognized at their estimated fair values. The Company had no interest rate lock commitment derivatives at June 30, 2008 and December 31, 2007.
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
     The accrual of interest on impaired loans is generally discontinued at the time the loan is over 90 days past due or when, in management’s opinion, the borrower may be unable to meet payments as they become due. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received, or payment is considered certain. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
     The allowance for loan losses is based on a continuing review of loans which includes consideration of actual loss experience, changes in the size and character of the portfolio, identification of individual problem situations which may affect the borrower’s ability to repay, and evaluations of the prevailing and anticipated economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision, as more information becomes available.
     The allowance is increased by charges to income and decreased by charge-offs (net of recoveries). While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revision of the estimate in future years. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additional losses based on their judgment using information available to them at the time of their examination.
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
     Foreclosed assets — Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.
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
     Earnings (loss) per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator
Net (loss) income	$(10,961,028)	$1,429,867	$(16,779,368)	$2,512,022
Denominator
Weighted-average number of common shares outstanding	5,574,853	5,563,887	5,574,853	5,556,128
Incremental shares assumed for stock options(1)	—	362,482	—	396,088

Weighted-average number of dilutive shares outstanding	5,574,853	5,926,369	5,574,853	5,952,216

Basic earnings (loss) per common share	$(1.97)	$0.26	$(3.01)	$0.45
Diluted earnings (loss) per common share(2)	$(1.97)	$0.24	$(3.01)	$0.42

(1)	There were no anti-dilutive options at June 30, 2008 and 24,000 shares of anti-dilutive options at June 30, 2007.

(2)	Excludes all stock options as anti-dilutive in periods with net losses.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS will not have a material effect on our consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an Interpretation of FASB Statement No. 60” (SFAS 163). SFAS 163 is limited to financial guarantee insurance contracts used in the scope of SFAS statement 60 and is effective for financial statements issued for the fiscal years beginning after December 15, 2008, and for all interim periods within those fiscal years. This statement will not affect our consolidated financial statements.
     Reclassifications — Certain amounts in the prior period financial statements have been reclassified to conform to the current year’s presentation and do not affect previously reported net income, equity, or earnings per share.
Note 2 — Regulatory Actions and Risk Management Plan
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
     FRB Notice: On February 14, 2008, the Federal Reserve Bank of San Francisco, or FRB, notified WSB Financial Group, Inc. (the “Company”) and the Bank that it had designated the Company and Westsound Bank to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As a result of that designation neither the Company nor the Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB. In addition, neither the Company nor the Bank may make indemnification and severance payments without complying with certain statutory restrictions including prior written approval of the FRB and concurrence from the FDIC. Further, the Company is generally prohibited from making any payments to any entity, including dividends and interest payments (including dividends on its trust preferred securities, and interest at the holding company level), director fees, consulting expenses and other operating expenses, without notifying the FRB for prior approval of such payments. As of August 12, 2008 we believe all recommendations by FRB have been implemented.
     Capital: Although the Company and the Bank were “well capitalized” at June 30, 2008 based on their financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, the Company and the Bank understand that they are no longer regarded as “well capitalized” for federal regulatory purposes, as a result of the deficiencies cited in the FDIC order.
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
     Compliance Efforts: The Company and the Bank are actively engaged in responding to the concerns raised in the FDIC order, and believe that they have already addressed many of the regulators’ requirements. The Company is also complying with the terms of the FRB notice, and has exercised its option to start deferring payments of quarterly interest on its trust preferred securities on March 15, 2008, June 15, 2008 and September 15, 2008, as permitted by the indenture agreement.
     Westsound Bank has begun working with these regulatory agencies and has acted promptly on directions it has received from these agencies in the past several months, including the following actions:
•	Retained a new president and chief executive officer, Terry A. Peterson, on April 15, 2008;

•	Conducted a comprehensive review of the qualifications of management and the board of directors and consideration of potential changes that may be required;

•	Retained an independent third party consultant to review and evaluate the loan portfolio and implemented many of his recommendations to improve the Bank’s loan approval and loan servicing processes;

•	Added $13.9 million to total provisions for loan losses, including $348,000 in unfunded commitments in the third quarter of 2007, increased fourth quarter 2007 reserves by $1.7 million,

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
increased first quarter 2008 reserves by $7.7 million and increased second quarter reserves by $3.5 million;

•	Strengthened collections and loss recovery teams to accelerate resolution of problem loans, including retaining two experienced loan administration and workout specialists as consultants.

•	Began developing a capital management plan to maintain strong capital ratios;

•	Began implementing new procedures to strengthen the monitoring of lending activities with particular emphasis on monitoring individual lender/borrower relationships;

•	Initiated a review of loan documentation policy and is correcting documentation deficiencies;

•	Developed a liquidity and funds management plan to address anticipated funding needs;

•	Increasing internal controls over loan portfolio review;

•	Establishing a communications procedure for reporting progress in all areas to the FDIC and DFI;

•	Engaged an independent third party consultant to review management assumptions and methodology of determining the allowance for loan and lease losses.
     A number of these initiatives are complete and a number of policies and procedures have been implemented. As a result, the Bank has already acted upon most of the items addressed by the FDIC order.
     Risk Management Plan
     Increased Reserves for Loan Losses. The Company’s provision for loan losses, levels of impaired loans and non-accrual loan, OREO property have increased significantly in the last six months. For the quarter ending and six months June 30, 2008, we added $3.5 and $11.2 million, respectively, to our provision for loan losses, based on management’s quarterly reviews, continued uncertainty in the local housing market, increases in our non-accrual loans and OREO property, which primarily relate to the maturing of our construction and land development loans, and our determination of specific impaired loans under generally accepted accounting principles. In the previous three quarters ended March 31, 2008, December 31, 2007 and September 30, 2007, we recorded provisions for loan losses of $7.7, $1.7 million and $13.4 million, respectively.
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
     Construction and Development Loans. We are experiencing significant difficulties in our loan portfolio, particularly our construction and land development loans, which have resulted in an $11.2 million increase in our provision for loan losses in the first six months of 2008. We continue to work through the issues with the construction loans in Westsound Bank’s loan portfolio. The Bank has scaled back its construction loan originations in the past few months and is concentrating on working with its borrowers to complete existing projects in a timely manner and to bring past-due loans current.
     During the first six months of 2008, however, non-accrual loans increased significantly, from $24.9 million to $101.4 million, primarily as a result of maturing construction and land development loans that we are choosing not to renew in order to keep all of our legal remedy options available. Many of these loans, which were typically for 12 to 18 month terms originated in 2007 and as a result are reaching their contractual maturities. After 90 days past due, these loans are placed into a non-accrual status while we work with our borrowers to maximize our recovery. The majority of our remaining construction and land development loans mature in the next quarter of

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
2008. Therefore, the contraction or expansion of our non-accrual loan portfolio in future periods will depend upon our ongoing collection efforts. In the second quarter we had $59 million in total loan payoffs with 10 properties added to OREO. OREO properties are actively marketed for sale with two properties sold during the second quarter and one in the first quarter 2008. These properties had a carrying value of $727,000 and we received $652,258 resulting in a net loss on the sales of $74,752.
     The real estate collateral valuations supporting our construction and land development loan portfolios have decreased along with the recent decline in the local housing market. While compared to most other areas of the country the overall economy remains relatively good in the west Puget Sound market, the housing market is slow with weaker demand for housing, higher inventory levels and longer marketing times. The Bank is rapidly updating its real estate appraisals to better understand its total exposure to these loans.
     As we collect our construction loans and land development loans, we expect to be able to deleverage the balance sheet over the next few quarters.
     Our cash expenditures, including legal and accounting fees, associated with the collection of non-performing and classified loans cannot be reasonably predicted, and the actual amount of such expenditures will depend upon the manner in which our collection efforts are structured and conducted. However, these efforts can be time consuming, expensive and could divert management time and attention from our daily business, which could have a material effect on our revenues and results of operations
     Net Interest Margin Compression. Net interest income before provision for loan losses has decreased significantly, reflecting lower levels of earning assets; increases in low yielding securities and non-accrual loans on the balance sheet. The increase in non-accrual loans reduced net interest income by $2.2 million in the second quarter and $4.5 million for the first six months of 2008, in reversed interest income. Lower loan interest rates during the year, combined with the significant reduction in fee income from new loan originations, also contributed to significant margin compression.
     Management has completed a strategic plan that addresses the return to a more normalized net interest margin. This plan includes a return to loan growth through origination and purchase of loans; conclusion of reversing loan interest as non-accrual loans are reduced and paid off; planned non-renewal of high cost certificates of deposit; and dedicating two employees to the business development of core deposits.
     As with any plan, the Company is unable to predict the outcome of management’s plan as outlined above. Additional risks and uncertainties not currently known to us, may also materially and adversely affect our business, financial condition or results of operation.
Note 3 — Loans and Allowance for Loan Losses
     Loans are summarized as follows:

	June 30,	December 31,
	2008	2007
Real estate loans	$307,720,020	$378,820,821
Commercial and industrial loans	27,658,255	31,376,932
Individual loans for household and other personal expenditures	2,181,643	2,612,883
Other loans	1,129,314	1,105,922
Deferred fees	(455,822)	(966,611)

	$339,233,410	$412,949,947

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30,
	2008	2007
Allowance for loan losses
Balances, beginning of period	$19,513,765	$3,971,789
Provision for losses	11,235,000	817,400
Recoveries	3,783	118
Loans charged off	(2,612,281)	(283,590)
Reclassification of allowance for unfunded credit commitments to other liabilities	—	(13,400)

Balances, end of period	$28,140,267	$4,492,317

	June 30, 2008	June 30, 2007
Total non-accrual loans	$101,414,239	$201,000

Total loans 90 days or more past due and still accruing	$—	$—

     Impaired loans are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Impaired Loans
Balance at end of period(1)	$47,293,236	$201,232	$47,293,236	$201,232

Total related allowance for losses	$10,330,311	$21,756	$10,330,311	$21,756

Average investment in impaired loans	$26,044,913	$293,941	$25,784,665	$167,966

Interest income recognized on impaired loans	$349,494	$—	$453,621	$6,631

Cash-basis interest income received on impaired loans	$325,354	$—	$415,546	$—

(1)	Includes $30.8 million non-accrual loans at June 30, 2008 and $201,000 at June 30, 2007.
     As of June 30, 2008, we added $3.5 million to our provision for loan losses, based on management’s quarterly review, the maturing of our construction loans and continued uncertainty in the local housing market. The provision for loan losses for the first six months of 2008 was $11.2 million, compared to $817,000 a year ago.
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

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
Note 4 — Deposits
Deposit account balances are summarized as follows:

	June 30,	December 31,
	2008	2007
Non-interest-bearing	$21,502,448	$24,711,246
Interest-bearing demand	7,844,835	12,350,558
Money market accounts	63,582,959	79,218,421
Savings deposits	11,207,019	10,338,768
Certificates of deposit exceeding $100,000	122,923,257	149,198,911
Certificates of deposit less than $100,000	151,300,169	145,626,941

	$378,360,687	$421,444,845

     Scheduled maturities of certificates are as follows for the years ending as of June 30:

2008	$112,219,291
2009	125,403,269
2010	17,586,570
2011	6,440,301
2012	12,400,628
2013	173,367

$274,223,426

Note 5 — Advances and Junior Subordinated Debentures Payable
     The Bank is a member of the FHLB of Seattle. Our credit line with FHLB has been placed on hold until FHLB completes its credit analysis of the Bank and will probably be collateral dependent. These borrowings must be secured by pledging qualified loans. Borrowings generally provide for interest at the then current published rates. There were no borrowings outstanding under this credit line at June 30, 2008.
     In order to manage the capital position more efficiently, the Company formed the Trust, a Delaware statutory trust formed with capital of $248,000, for the sole purpose of issuing trust preferred securities. During the third quarter of 2005, the Trust issued 8,000 Capital Securities, or the trust preferred securities, with liquidation value of $1,000 per security, for gross proceeds of $8.0 million. The entire proceeds of the issuance were invested by the Trust in $8.248 million of Junior Subordinated Deferrable Interest Debentures, or the junior subordinated debentures payable, issued by the Company, with identical maturity, repricing and payment terms as the trust preferred securities. The subordinated debentures represent the sole assets of the Trust. The subordinated debentures mature on September 15, 2035, and bear an interest rate at June 30, 2008 of 4.54% (based on 3-month LIBOR plus 1.73%), with repricing occurring and interest payments due quarterly. The Company injected $7.9 million of the net proceeds from the sale of the subordinated debentures into the Bank and retained the remaining proceeds.
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
     Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at June 30, 2008 of 4.54%. For each successive period beginning on

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
March 15 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 1.73%. The Trust has the option to defer payment of the distributions for a period of up to five years, as long as we are not in default on the payment of interest on the subordinated debentures. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities. For financial reporting purposes, the Trust is accounted for under the equity method and is included in other assets on the accompanying consolidated statement of financial condition. The subordinated debentures issued and guaranteed by the Company and held by the Trust are reflected on the consolidated statement of financial condition in accordance with provisions of Interpretation No. 46 issued by the Financial Accounting Standards Board, or FASB, No. 46, Consolidation of Variable Interest Entities. Under applicable regulatory guidelines, all of the trust preferred securities currently qualify as Tier 1 capital, although this classification may be subject to future change.
     On February 25, 2008, May 1, 2008 and August 4, 2008, the Company elected to defer payment of interest on the Junior Subordinated Debt Securities for the interest payments due March 15, 2008, June 15, 2008 and September 15, 2008, respectively, as allowed under the indenture agreement. This election was the result of the notification by the Federal Reserve Bank of San Francisco, or FRB that WSB Financial Group, Inc. (the “Company”) and the Bank had been designated to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As a result of that designation, the Company is generally prohibited from making any payments to any entity, including dividends and interest payments (including dividends on its trust preferred securities, and interest at the holding company level) without notifying the FRB for prior approval of such payments.
Note 6 — Loan Commitments and Contingent Liabilities
     Loan Commitments. Many of our lending relationships contain funded and unfunded elements. The funded portion is reflected on our balance sheet. For lending relationships carried at historical cost, the unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the credit facility; however, a reserve is established for probable losses. At June 30, 2008 we had a reserve balance of $79,000 for allowance for unfunded credit losses and $465,000 at December 31, 2007.
     The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date.

	June 30, 2008
	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less Than			After 5
	Committed	1 Year	1-3 Years	3-5 Years	Years
	(In thousands)
Other Commitments
Commitments to extend credit	$29,059	$26,680	$2,379	$—	$—
Credit cards	2,326	—	2,326	—	—
Standby letters of credit	79	79	—	—	—

Total	$31,464	$26,759	$4,705	$—	$—

     Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect us against deterioration in the borrowers’ ability to pay.
     Contingent Liabilities for Sold Loans. In the ordinary course of business, the Bank may sell loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, delinquencies and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Bank may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Bank has no commitment to

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
repurchase the loan. The Bank has recorded no reserve to cover loss exposure related to these guarantees. The Company repurchased one real estate loan in the second quarter 2008 in the amount of $95,554 and repurchased two real estate loans totaling $715,590 in the first quarter of 2008 for a total of 3 loans totaling $811,144 repurchased in 2008.
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
     The Company’s and the Bank’s actual and required capital amounts and ratios are as follows (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$52,771	15.2%	$27,720	> 8.0%	NA	NA
Westsound Bank	$51,556	14.9%	$27,718	> 8.0%	$34,648	> 10.0%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$48,144	13.9%	$13,864	> 4.0%	NA	NA
Westsound Bank	$46,929	13.5%	$13,864	> 4.0%	$20,796	> 6.0%

Tier 1 Capital (to Average Assets)
Consolidated	$48,144	10.0%	$19,296	> 4.0%	NA	NA
Westsound Bank	$46,929	9.7%	$19,273	> 4.0%	$24,091	> 5.0%

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

					To Be Well Capitalized
					Under the Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$70,364	16.7%	$33,809	> 8.0%	NA	NA
Westsound Bank	$68,761	16.3%	$33,810	> 8.0%	$42,262	> 10.0%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$64,900	15.4%	$16,901	> 4.0%	NA	NA
Westsound Bank	$63,297	15.0%	$16,902	> 4.0%	$25,353	> 6.0%

Tier 1 Capital (to Average Assets)
Consolidated	$64,900	13.9%	$18,649	> 4.0%	NA	NA
Westsound Bank	$63,297	13.6%	$18,589	> 4.0%	$23,237	> 5.0%
     Although the ratios presented above show that the Company and the Bank were “well capitalized” at June 30, 2008 and December 31, 2007 based on their financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in regulatory guidelines, the Company and the Bank understand that they are no longer regarded as “well capitalized” for federal regulatory purposes, as a result of the deficiencies cited in the FDIC order. (See Note 2.) There are no conditions or events since the FDIC order that management believes have changed the Bank’s category.
     The Company and Westsound Bank believe they remain adequately-capitalized under regulatory guidelines, as of June 30, 2008, following the additional provisions for loan losses, and management believes that the Company has sufficient capital resources and liquidity to be able to continue its normal business operations.
     Federal Reserve Board Regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank. The minimum reserve requirement at June 30, 2008 and December 31, 2007 was $573,000 and $594,000, respectively. Also, under Washington State law, approval from the state banking regulators is required prior to declaring cash dividends.
Note 8 — Restrictions on Dividends, Loans and Advances
     Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the holding company. The total amount of dividends which may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.
     The Bank’s retained earnings available for the payment of dividends was $0 at June 30, 2008 and $3,444,000 at December 31, 2007. Accordingly, $46,922,000 of the Company’s equity in the net assets of the Bank was restricted at June 30, 2008 and $59,921,000 at December 31, 2007. Funds available for loans or advances by the Bank to the holding company amounted to $5,985,000 at June 30, 2008, and December 31, 2007.
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
     The following table summarizes the stock option activity for the six months ended June 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Options	Per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2007	887,080	$7.99
Authorized	—	—
Granted	100,000	6.13
Exercised	—	—
Forfeited	(91,838)	7.45

Outstanding as of June 30, 2008	895,242	$7.84	6.10	$0

Exercisable as of June 30, 2008	727,206	$7.69	5.59	$0

     The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.
     There were no stock options exercised during the six months ended June 30, 2008.
     The Company granted 100,000 in options during the quarter ended June 30, 2008. There was $315,000 in unrecognized compensation cost related to stock options issued in 2008 and 2007 as of June 30, 2008 that is expected to be recognized as expense using a graded vesting over a five year period. Compensation expense related to these options was approximately $23,000 and $13,000 for the six months ending June 30, 2008 and 2007 respectively.
Note 10 — Income Taxes
     We account for income taxes in accordance with SFAS 109 “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements which differ from our tax returns.
     The determination of our provision of income taxes and valuation allowances require significant judgment, the use of estimates and the interpretation of complex tax laws. The Bank believes, based upon available information, that the some or all of the net deferred tax asset may not be realized in the normal course of operations and we are required to establish a valuation allowance against that portion of deferred tax assets.
     During the second quarter of 2008, we recognized a full valuation allowance against our net deferred tax asset in the amount of approximately $6.5 million after experiencing losses in our operations. Our cumulative losses in operations over the last four quarters offset prior gains due to the increase in our provision for loan losses and the reversal of interest on non-accruing loans.

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company had not recognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. The Company had no unrecognized tax benefits at January 1, 2007, December 31, 2007 or at June 30, 2008.
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
Note 11 — Loan Concentrations
     As of June 30, 2008, in management’s judgment, a concentration of loans existed in real estate-related loans. At that date, real estate-related loans comprised 90.9% of total loans, of which approximately 57.8%, 19.5% and 13.6% were construction and land development, commercial real estate and residential real estate, respectively.
     Additionally, as of June 30, 2008, in management’s judgment, a concentration of loans existed in interest-only loans, primarily construction and development loans secured by real estate. The Company’s construction portfolio reflects some borrower concentration risk, and also carries the enhanced risks encountered with construction loans generally. The Company also finances contractors, including a number of small builders and individuals, on a speculative basis. Construction loans are generally more risky than permanent mortgage loans because they are dependent upon the borrower’s ability to complete the project within budget, the borrower’s ability to generate cash to service the loan (by selling or leasing the project), and the value of the collateral depends on project completion when market conditions may have changed. At June 30, 2008, interest-only loans comprised 58.0% of total loans, of which approximately 87.7% were construction and land development, 6.7% were residential, 1.6% were commercial real estate, 3.8% were commercial and industrial, and 0.2% were consumer. As of December 31, 2007, interest only loans comprised 64.4% of total loans.
     The Bank also had a high concentration of loans with loans to value in excess of supervisory limits. The total commitment (principal balance plus available credit) on these loans was $77,718,000 at June 30, 2008 and $64,755,000 at December 31, 2007.
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

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
     As of August 4, 2008, the Company had commenced foreclosure proceedings on approximately 198 real estate loans by serving statutory notices of default on the borrowers. Some or all of these loans may result in actual foreclosures.
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
     The following table summarizes the assets of the Company for which fair values are determined on a recurring basis as of June 30, 2008:

		Fair value measurements using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	6/30/2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Description
Securities available for sale	$17,593	$0	$17,593	$0

Total	$17,593	$0	$17,593	$0

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the assets of the Company for which fair values are determined on a nonrecurring basis as of June 30, 2008:

		Fair value measurements using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	6/30/2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Description
Impaired loans	$36,963	$0	$0	$36,963
Other real estate owned	4,394	0	0	4,394

Total	$41,357	$0	$0	$41,357

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
Overview
     We are a bank holding company headquartered in Bremerton, Washington. We emphasize a service-oriented culture with a sales-based delivery model focused primarily on real estate lending products and supplemented by commercial banking products and services. We deliver these products through nine full service branches that are located primarily in the west Puget Sound area. As of June 30, 2008 we have, on a consolidated basis, $429.0 million in total assets, net loans of $311.1 million, total deposits of $378.4 million, and stockholders’ equity of $39.9 million.
     At June 30, 2008, gross loans decreased 17% year-over year to $340 million from $409 million at June 30, 2007, and decreased 18% from $413 million at December 31, 2007. Deposits declined 4% to $378 million at June 30, 2008, from $380 million a year ago, with a decline in money market accounts substantially offset by growth in time deposits. However, with the significant challenges continuing in our real estate loan portfolio, particularly our construction and development loans, the pending litigation and regulatory matters, our financial performance in the first six months of 2008 suffered, and we will continue to face these issues in future periods. See “—Recent Developments.” The Company’s provision for loan losses, levels of non-performing loans and OREO property, allowance for loan losses, levels of impaired loans and non-accrual loans increased significantly in the quarter ended June 30, 2008. The weakness in the local housing market is expected to continue in the near term, and the situation could deteriorate further before the market stabilizes.
     We generate most of our revenue from interest on loans and investments, loan fees, and service charges. As of June 30, 2008, 80.7% of our revenue was interest on loans, 6.1% loan fees, 3.1% service charges and other non-interest income, and 10.1% interest on investments. We offer a variety of loans to our customers, including commercial and residential real estate loans, construction and land development loans, commercial and industrial loans, and to a lesser extent, consumer loans. As of June 30, 2008, approximately 90.9% of our loans related to the construction or development, purchase, improvement or refinancing of commercial and residential real estate, approximately 8.1% were C&I loans and 1.0% were consumer loans. Approximately 76.3% of our revenue is derived from real estate, of which approximately 17.0% is derived from residential real estate. Including our originations of residential real estate loans, approximately 98.2% of our actual lending activities are related to real estate. Of this amount, 29.8% is residential real estate, 40.1% is construction and land development and 30.1% is commercial real estate.
     We offer a wide range of real estate and other loan products to meet the demands of our customers. We have also recently increased our emphasis on C&I lending, although the portion of the loan portfolio invested in C&I loans is still relatively small. While continuing our commitment to commercial real estate lending, we expect C&I lending to become increasingly important for us over time.
     We are experiencing significant difficulties in our loan portfolio, particularly our construction and land development loans, which have resulted in a $11.2 million increase in our provision for loan losses in the first six months of 2008. These matters are discussed below in "—Recent Developments.” An adverse change in the economy affecting values of real estate generally, or in west Puget Sound, could, because of our high concentration of loans secured by real estate, materially and adversely affect our profitability, growth and financial condition. Further, because approximately 58.0% of our loans are interest-only (primarily real estate construction and development) and 40.0% are variable rate, significant increases in interest rates could also result in increased loan delinquencies, defaults and foreclosures.
     Nonperforming assets (NPA’s) at June 30, 2008 totaled $105.8 million which includes $101.4 million of loans on non-accrual status and $4.4 million in other real estate owned, or OREO. The allowance for loan losses was $28.1 million, or 8.28% of gross loans at June 30, 2008. During the first six months of 2008, net charge-offs totaled $2,609,000, or 0.69% of average loans at June 30, 2008. Of the non-accrual loans, 39% were in Kitsap County, 32% were in King County, 19% were in Pierce County, and the remaining 10% were in other parts of western Washington.
     The increase in non-accrual loans also impacted net interest income, as $4.5 million in interest income was reversed in the first six months of 2008. In addition, we are maintaining a high level of liquidity using higher cost wholesale funding sources and have more than half of our deposits in time certificates. As we collect our construction loans and development loans, we expect to be able to deleverage the balance sheet over the next few quarters. As we do this our yields and cost of funds should gradually return to more normal levels.
     These factors, combined with the significant reduction in fee income from new loan originations, contributed to significant margin compression in the first six months of 2008. Net interest margin in the second quarter dropped to 0.80% from 1.65% in the first quarter of 2008 and 5.06% in the second quarter a year ago. Year-

to-date net interest margin was 1.24% compared to 5.06% a year ago. Net interest income, before the loan loss provision, was $0.9 million in the second quarter, compared to $5.4 million in the same quarter last year, and $3.0 million for the first six months of 2008 compared to $10.2 for the same period of 2007. Following the provision for loan losses of $3.5 million, the second quarter net interest income was negative $2.6 million compared to $5.1 million the same period a year ago. Net interest income after loan losses for the first six months was negative $8.3 million compared to $9.4 million for the same period in 2007.
     Primarily because of closing our wholesale mortgage operation last fall, the Company’s noninterest income declined to $397,000 in the first six months of 2008, compared to $2.6 million in the same period a year ago. The decline was offset somewhat by the drop in noninterest expense, which fell to $7.7 million in the period from $8.2 million in the first six months of 2007.
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
     Market interest rates decreased in the first six months of 2008 as a result of the Federal Reserve’s monetary policies. Our net interest margin decreased to 1.24% compared to 5.06% for the same period 2007 due to the increase in non-accruing loans. In addition, a substantial percentage of our loan portfolio (40.0% of our total loans as of June 30, 2008) has been comprised of variable rate loans that reprice as interest rates change. The Federal Reserve reduced interest rates from 5.25% in September 2007 to 2.00% by April 30, 2008. As interest rates decline, our margins could also decrease until we can adjust the mix of our assets and liabilities to compensate for the changed interest rate environment.

	Key Financial Matters
	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2008	2007	2008	2007	2007
	(Dollars in thousands, except per share data)
Net income (loss)	$(10,961)	$1,430	$(16,779)	$2,512	$(5,200)
Basic earnings (loss) per share	(1.97)	0.26	(3.01)	0.45	(0.93)
Diluted earnings (loss) per share	(1.97)	0.24	(3.01)	0.42	(0.93)
Total assets	429,002	455,252	429,002	455,252	489,333
Net loans(1)	311,093	403,202	311,093	403,202	393,436
Total deposits	378,361	380,014	378,361	380,014	421,445
Net interest margin	0.80%	5.06%	1.24%	5.06%	4.62%
Efficiency ratio	384.9%	62.7%	226.7%	64.2%	67.6%
Return on average assets	(9.14)%	1.30%	(6.85)%	1.20%	(1.17)%
Return on average equity	(88.3)%	9.0%	(63.3)%	8.0%	(8.4)%

(1)	Includes loans held for sale.
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
     Change in Directors. Effective August 1, 2008, Mr. Brian B. McLellan resigned as a member of the Board of Directors of WSB Financial Group, Inc. and its subsidiary, Westsound Bank, and was retained by Westsound Bank as an employee in business development. See 8-K filing July 31, 2008.
     Increased Reserves for Loan Losses. For the quarter ending June 30, 2008, we added $3.5 million to our provision for loan losses, based on management’s quarterly review, continued uncertainty in the local housing market, increases in our non-accrual loans and OREO property, which primarily relate to the maturing of our construction and land development loans, and our determination of specific impaired loans under generally accepted accounting principles. In the previous three quarters ended March 31, 2008, December 31, 2007 and September 30, 2007, we recorded provisions for loan losses of $7.7, $1.7 million and $13.4 million, respectively.
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
     During the first six months of 2008, however, non-accrual loans increased significantly, from $24.9 million to $101.4 million, primarily as a result of maturing construction and land development loans that we are choosing not to renew in order to keep all of our legal remedy options available. Many of these loans, which were typically for 12 to 18 month terms originated in 2007 and as a result are reaching their contractual maturities. After 90 days past due, these loans are placed into a non-accrual status while we work with our borrowers to maximize our recovery. The majority of our remaining construction and land development loans mature in the next quarter of 2008. Therefore, the contraction or expansion of our non-accrual loan portfolio in future periods will depend upon our ongoing collection efforts. In the second quarter we had $59 million in total loan payoffs with 10 properties added to OREO. OREO properties are actively marketed for sale with two properties sold during the second quarter and one in the first quarter 2008. These properties had a carrying value of $727,000 and we received $652,258 resulting in a net loss on the sales of $74,752.
     The real estate collateral valuations supporting our construction and land development loan portfolios have decreased along with the recent decline in the local housing market. While compared to most other areas of the country the overall economy remains relatively good in the west Puget Sound market, the housing market is slow, with weaker demand for housing, higher inventory levels and longer marketing times. The Bank is rapidly updating its real estate appraisals to better understand its total exposure to these loans.
     Our cash expenditures, including legal and accounting fees, associated with the collection of non- performing and classified loans cannot be reasonably predicted, and the actual amount of such expenditures will depend upon the manner in which our collection efforts are structured and conducted. However, these efforts can be time consuming, expensive and could divert management time and attention from our business, which could have a material effect on our revenues and results of operations.
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
     FRB Notice: On February 14, 2008, the Federal Reserve Bank of San Francisco, or FRB, notified WSB Financial Group, Inc. (the “Company”) and the Bank that it had designated the Company and Westsound Bank to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As a result of that designation neither the Company nor the Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB. In addition, neither the Company nor the Bank may make indemnification and severance payments without complying with certain statutory restrictions including prior written approval of the FRB and concurrence from the FDIC. Further, the Company is generally prohibited from making any payments to any entity, including dividends and interest payments (including dividends on its trust preferred securities, and interest at the holding company level), director fees, consulting expenses and other operating expenses, without notifying the FRB for prior approval of such payments. As of August 12, 2008 we believe all recommendations by FRB have been implemented.
     Sale of Premises and Equipment. The Bank sold a company owned vehicle during the second quarter for $20,500 which resulted in a net gain of $831.
     Capital: Although the Company and the Bank were “well capitalized” at June 30, 2008 based on their financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, we understand that the Company and the Bank are no longer regarded as ‘well capitalized’ for federal regulatory purposes, as a result of the deficiencies cited in the FDIC order.
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
     Compliance Efforts: The Company and the Bank are actively engaged in responding to the concerns raised in the FDIC order, and believe that they have already addressed many of the regulators’ requirements. See Part I, Item 4: Controls and Procedures. The Company is also complying with the terms of the FRB notice, and has exercised its option to start deferring payments of quarterly interest on its trust preferred securities on March 15, 2008, June 15, 2008 and September 15, 2008, as permitted by the indenture agreement.

     Westsound Bank has begun working with these regulatory agencies and has acted promptly on directions it has received from these agencies in the past several months, including the following actions:
•	Retained a new president and chief executive officer, Terry A. Peterson, on April 15, 2008;

•	Conducted a comprehensive review of the qualifications of management and the board of directors and consideration of potential changes that may be required;

•	Retained an independent third party consultant to review and evaluate the loan portfolio and began implemented many of his recommendations to improve the Bank’s loan approval and loan servicing processes;

•	Added $13.9 million to total provisions for loan losses, including $548,000 in unfunded commitments in the third quarter of 2007, increased fourth quarter 2007 reserves by $1.7 million. increased first quarter 2008 reserves by $7.7 million and increased second quarter 2008 reserves by $3.5 million;

•	Strengthened collections and loss recovery teams to accelerate resolution of problem loans, including retaining two experienced loan administration and workout specialists as consultants.

•	Began developing a capital management plan to maintain strong capital ratios;

•	Began implementing new procedures to strengthen the monitoring of lending activities with particular emphasis on monitoring individual lender/borrower relationships;

•	Initiated a review of loan documentation policy and is correcting documentation deficiencies;

•	Developed a liquidity and funds management plan to address anticipated funding needs;

•	Increasing internal controls over loan portfolio review;

•	Establishing a communications procedure for reporting progress in all areas to the FDIC and DFI.

•	Engaged an independent third party consultant to review management assumptions and methodology in determining the allowance for loan and lease losses.
     A number of these initiatives are complete and a number of policies and procedures have been implemented. As a result, the Bank has already acted upon most of the items addressed by the order.
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
     Deposits. As of June 30, 2008 and December 31, 2007, we had $80.8 million and $117.4 million, respectively, of deposits from wholesale sources, including brokered deposits and Internet certificates of deposit. See Note 4 to the Company’s unaudited consolidated financial statements for more information on the Company’s deposits. Management has developed and is implementing strategic advertising campaigns and promotions to attract and maintain core deposits and reduce its recent reliance on wholesale funding sources which are generally more rate-sensitive and considered a less stable funding source than local retail deposit relationships, or so-called core deposits. As described above (see “—Capital Resources”), as a result of the FDIC order the Bank is subject to regulatory limitations with respect to its wholesale sourcing of deposits.

     Under the Federal Deposit Insurance Corporation Improvement Act, or FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. As of June 30, 2008 and December 31, 2007, we had $30.3 million and $65.0 million, respectively, of brokered deposits. As a result of the FDIC order described below in “—Recent Developments,” the Bank is subject to limitations with respect to its brokered deposits. The FDIC order prohibits Westsound Bank from increasing the amount of broker deposits above the amount outstanding on the effective date of the FDIC order, or soliciting, retaining or rolling over broker deposits except as approved by FDIC.
     We believe the Company and Westsound Bank remain adequately capitalized under regulatory guidelines, as of June 30, 2008, following the provisions for loan losses described above, and management believes the Company has sufficient capital resources and liquidity to be able to continue its normal business operations. See “Capital Resources” and “Liquidity” below.
Key Factors in Evaluating Financial Condition and Results of Operations
     As a bank holding company, we focus on a number of key factors in evaluating our financial condition and results of operations including:
•	Return on Average Equity;

•	Return on Average Assets;

•	Asset Quality;

•	Asset Growth;

•	Capital and Liquidity;

•	Net Interest Margin; and

•	Operating Efficiency.
     Return on Average Equity. Our return to our stockholders is measured in the form of return on average equity, or ROE. We had a net loss of $11.0 million for the three months ended June 30, 2008 compared to net income of $1.4 million for the three months ended June 30, 2007. The net loss was due to the significant increase in the provision for loan losses and the valuation allowance for the deferred tax asset. Basic earnings (loss) per share, or EPS, decreased to $(1.97) for the three months ended June 30, 2008 compared to earnings per share of $0.26 for the three months ended June 30, 2007. Similarly, diluted EPS decreased to $(1.97) for the three months ended June 30, 2008 compared to earnings per share of $0.24 for the three months ended June 30, 2007. Our ROE decreased to (88.3)% for the three months ended June 30, 2008 compared to 9.0% for the three months ended June 30, 2007.
     We had a net loss of $16.8 for the six months ended June 30, 2008 compared to net income of $2.5 million for the six months ended June 30, 2007. Net income decreased due to increases in non-accrual loans, additions to the provision to loan losses and the valuation allowance for the deferred tax asset. Basic earnings (loss) per share, or EPS, decreased to $(3.01) for the six months ended June 30, 2008 compared to $0.45 for the six months ended June 30, 2007. Diluted EPS decreased to $(3.01) for the six months ended June 30, 2008 compared to $0.42 for the six months ended June 30, 2007. Our ROE decreased to (63.3)% for the six months ended June 30, 2008 compared to 8.0% for the six months ended June 30, 2007.
     Return on Average Assets. Our return on average assets, or ROA, for the three months ended June 30, 2008 was (9.14)% compared to 1.30% for the three months ended June 30, 2007.
     Our return on average assets, or ROA, for the six months ended June 30, 2008 was (6.85)% compared to 1.20% for the six months ended June 30, 2007.
     Asset Quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of nonperforming loans and assets as a percentage of total loans and total assets, and net charge-offs as a percentage of average loans. These measures are key elements in estimating the future earnings of a financial institution. We had $101,412,000 in non-performing loans as of June 30, 2008 compared to $25,322,000 at December 31, 2007. Non-performing loans as a percentage of total loans were 29.85% as of June 30, 2008 compared to 6.12% at December 31, 2007. For the three months ended June 30, 2008 net charge-offs to average loans were 0.48%, as compared to 0.06% for the same period in 2007, and 0.69% for the six months ended June 30, 2008 compared to 0.07% for the same period in 2007.
     Asset Growth. The majority of our assets are loans, and the majority of our liabilities are deposits, and therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets decreased 12.3% during the first six months of 2008 from $489.3 million as of December 31, 2007 to $429.0 million as of June 30, 2008. Total deposits decreased 10.2% to $378.4 million as of June 30, 2008 compared to $421.4 million as of December 31, 2007. Net loans decreased 20.9% to $311.1 million as of June 30, 2008 compared to $393.4 million as of December 31, 2007.
     Capital and Liquidity. Maintaining adequate capital levels has been one of our primary areas of focus. Our average equity to assets decreased to 10.3% at June 30, 2008, as a result of our net loss, compared to average assets at March 31, 2008 of 11.3% and 14.5% for the three month period ending June 30, 2007. Average equity to average assets for the six month period ending June 30, 2008 was 10.8% compared to 15.0% for the same period last year. We monitor liquidity levels to ensure we have adequate sources available to fund our loan growth. The key measure we use to monitor liquidity is the net loan to deposit ratio. At June 30, 2008 the net loan to deposit ratio had decreased to 82.2%, down from 93.4% at December 31, 2007.
     Net Interest Margin. Our net interest margin decreased to 0.80% for the second quarter of 2008 compared to 5.06% for second quarter of 2007, primarily as a result of the increase in non-accruing loans. Our net interest margin for the six months ended June 30, 2008 was 1.24% compared to 5.06% for the six months ended June 30, 2007. Our net interest margin for the year ended December 31, 2007 was 4.62%
     Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income plus non-interest income) deteriorated to 384.9% for the second quarter of 2008 compared to 62.7% for second quarter of 2007, as a result of decreases in net interest income and the increased non-interest expense associated with the review and collection of loans. Our efficiency ratio increased to 226.7% for the first six months of 2008 compared to 64.2% for the first six months of 2007. Our efficiency ratio for the year ended December 31, 2007 was 67.6%.
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
     We evaluate our allowance for loan losses quarterly and monitor monthly. We believe that the allowance for loan losses, or ALLL, is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectibility of the loans, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans. For a discussion of the allowance and our methodology, see “Financial Condition — Allowance for Loan Losses.”
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
     Although we believe the level of the allowance as of June 30, 2008 was adequate to absorb probable losses in the loan portfolio, a decline in local economic, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
     Foreclosed assets – Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of the foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.
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
     The determination of our provision of income taxes and valuation allowances require significant judgment, the use of estimates and the interpretation of complex tax laws. The Bank believes, based upon available information, that the some or all of the net deferred tax asset may not be realized in the normal course of operations and we are required to establish valuation allowances against that portion of deferred tax assets.
     During the second quarter of 2008, we recognized a full valuation allowance against our net deferred tax asset in the amount of approximately $6.5 million after experiencing losses in our operations. Our cumulative losses in operations over the last four quarters offset prior gains due to the increase in our provision for loan losses and the reversal of interest on non-accruing loans.
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
     We have granted nonqualified and qualified stock options under our Stock Option Plan prior to 2006. We granted 24,000 shares in options in 2007 and 100,000 shares in the first six months of 2008. Our stock options for employees include a service condition that relates only to vesting. The stock options generally vest over five years at the rate of 20% per year. Compensation expense is amortized on a straight-line basis over the vesting period of the award.
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
Financial Overview for the Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in thousands, except per share data)
Consolidated Statement of Earnings Data:
Interest income	$5,318	$9,715	$(4,397)	$12,332	$18,356	$(6,024)
Interest expense	4,370	4,332	38	9,349	8,141	1,208

Net interest income	948	5,383	(4,435)	2,983	10,215	(7,232)
Provision for loan losses	3,545	326	3,219	11,235	817	10,418

Net interest income (expense) after provision for loan losses	(2,597)	5,057	(7,654)	(8,252)	9,398	(17,650)
Non-interest income	161	1,231	(1,070)	397	2,576	(2,179)
Non-interest expense	4,270	4,150	120	7,663	8,209	(546)

Income (loss) before provision (benefit)for income taxes	(6,706)	2,138	(8,844)	(15,518)	3,765	(19,283)

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in thousands, except per share data)
Provision for income taxes	4,255	708	3,547	1,261	1,253	8

Net income (loss)	$(10,961)	$1,430	$(12,391)	$(16,779)	$2,512	$(19,291)

Earnings (loss) per share – basic	$(1.97)	$0.26	$(2.23)	$(3.01)	$0.45	$(3.46)

Earnings (loss) per share – diluted	$(1.97)	$0.24	$(2.21)	$(3.01)	$0.42	$(3.43)

     The Company reported a net loss of $11.0 million or $1.97 loss per diluted share for the quarter ended June 30, 2008 as compared to net income of $1.4 million or $0.24 diluted earnings per share for the quarter ended June 30, 2007. The loss is attributable to a $3.5 million provision for loan losses during the quarter ended June 30, 2008, compared to a $326,000 provision during the quarter ended June 30, 2007 and the valuation allowance related to deferred tax assets. Our return on average equity was (88.31)% and our return on average assets was (9.14)% for the three months ended June 30, 2008, compared to 8.99% and 1.30%, respectively for the three months ended June 30, 2007.
     We also reported a net loss of $16.8 million for the six months ended June 30, 2008 compared to net income of $2.5 million for the six months ended June 30, 2007. This earnings decline is attributed to the decrease in net interest income, increase in the provision for loan losses and provision for income taxes due to the valuation allowance for deferred taxes. Our return on average equity was (63.29)% and our return on average assets was (6.85)% for the six months ended June 30, 2008 compared to 8.04% and 1.20%, respectively for the six months ended June 30, 2007.
     Net Interest Income and Net Interest Margin. The $4.4 million, 82.4% decrease in net interest income for the three month period ended June 30, 2008 was due to (i) a decrease in interest income of $4.4 million, reflecting the effect of a $22.1 million decrease in average interest-earning assets and by (ii) a slight increase in interest expense of $38,000. Average interest-earning assets for the six month period ending June 30, 2008 increased $77.6 million with interest income decreasing $6.0 million and interest expense increasing $1.2 million. Average interest earning assets included average non-accrual loans of $59.6 million and $366,000 at June 30, 2008 and June 30, 2007, respectively for the six month periods.
     The average yield on our interest-earning assets was 4.51% for the three months ended June 30, 2008 period compared to 9.12% for the same period of 2007, a decrease of 4.61%. The decrease in average yield on loans was due to the increase in non-accruing loans and interest reversals. The decrease in the average yield on our interest-earning assets resulted from a decrease in market rates, repricing on our adjustable rate loans, and new loans originated with lower interest rates because of the decreasing interest rate environment in the second and first quarter 2008 and reversal of non-accrual interest. The average yield on our interest earning assets was 5.11% for the six months ended June 30, 2008 compared to 9.09% for the same period in 2007, a 3.98% decrease.
     The cost of our average interest-bearing liabilities decreased to 4.32% for the three months ended June 30, 2008 from 5.03% for the same period of 2007. In addition to broad decreases in the average rates paid by Westsound Bank on deposit balances, the decrease was the result of the change in the mix of deposits toward time deposits. Our average rate on our interest-bearing deposits decreased 0.70% from 4.98% during the three months ended June 30, 2008 to 4.28% for the same period of 2007, reflecting the lowering of deposit rates. Our average rate on interest-bearing deposits for the six months ended June 30, 2008 was 4.55% compared to 5.02% at June 30, 2007, a decrease of 0.47%. Our average rate on total deposits (including non-interest bearing deposits) decreased to 4.27% for the six months ended June 30, 2008 from 4.57% for the year ended December 31, 2007.
     The 426 basis point decrease in our net interest margin, which decreased to 0.80% for the three months ended June 30, 2008 from 5.06% for the three months ended June 30, 2007, was due to the decrease in earning assets yield. Our net interest margin decreased 382 basis points to 1.24% for the six months ended June 30, 2008 from 5.06% for the six months ended June 30, 2007.

     The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

	Three Months Ended June 30,
	2008			2007
			Average			Average
			Yield			Yield
	Average		or	Average		or
	Balance	Interest	Cost(6)	Balance	Interest	Cost(6)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)(2)(3)	$356,417	$4,710	5.31%	$395,639	$9,324	9.45%
Investment securities — taxable	10,407	105	4.06%	6,213	71	4.58%
Investment securities — non-taxable(3)	1,678	(1)	-0.24%	1,816	19	4.20%
Federal funds sold	98,951	468	1.90%	19,851	257	5.19%
Other investments(4)	6,458	36	2.24%	3,530	44	5.00%

Total interest-earning assets	473,911	5,318	4.51%	427,049	9,715	9.12%
Non-earning assets:
Cash and due from banks	4,603			5,447
Unearned loan fees	(545)			(1,223)
Allowance for loan losses	(25,762)			(4,423)
Other assets	30,321			14,502

Total assets	$482,528			$441,352

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$7,503	$11	0.59%	$8,079	$20	0.99%
Money market	66,713	419	2.53%	103,123	1,176	4.57%
Savings	11,994	67	2.25%	7,188	70	3.91%
Time certificates of deposit	312,758	3,747	4.82%	218,622	2,916	5.35%

Total interest-bearing deposits	398,968	4,244	4.28%	337,012	4,182	4.98%
Short-term borrowings	0	0	0.00%	0	0	0.00%
Junior subordinated debt	8,248	126	6.14%	8,248	150	7.29%

Total interest-bearing liabilities	407,216	4,370	4.31%	345,260	4,332	5.03%
Non-interest-bearing liabilities
Demand deposits	22,488			29,556
Other liabilities	2,901			2,757

Total liabilities	432,605			377,573
Stockholders’ equity	49,923			63,779

Total liabilities and stockholders’ equity	$482,528			$441,352

Net interest income		$948			$5,383

Net interest spread(5)			0.20%			4.09%
Net interest margin			0.80%			5.06%

(1)	Includes average non-accrual loans of $82,419,000 at June 30, 2008 and $494,000 at June 30, 2007.

(2)	Loan fees of $0.3 million and $1.4 million are included in the yield computations for June 30, 2008 and 2007, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(4)	Includes interest-bearing deposits with correspondent banks.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Annualized.

	Six Months Ended June 30,
	2008			2007
			Average			Average
			Yield			Yield
	Average		or	Average		or
	Balance	Interest	Cost(6)	Balance	Interest	Cost(6)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)(2)(3)	$380,457	$11,046	5.84%	$379,607	$17,667	9.39%
Investment securities — taxable	8,215	184	4.50%	6,358	144	4.57%
Investment securities — non-taxable(3)	1,744	18	2.08%	1,817	38	4.22%
Federal funds sold	89,801	1,023	2.29%	15,859	413	5.25%
Other investments(4)	4,742	61	2.59%	3,738	94	5.07%

Total interest-earning assets	484,959	12,332	5.11%	407,379	18,356	9.09%
Non-earning assets:
Cash and due from banks	5,317			5,288
Unearned loan fees	(668)			(1,020)
Allowance for loan losses	(22,630)			(4,270)
Other assets	25.633			13,462

Total assets	$492,611			$420,839

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$7,337	$28	0.77%	$7,857	$39	1.00%
Money market	71,690	1,152	3.23%	103,934	2,350	4.56%
Savings	11,685	160	2.75%	5,911	112	3.82%
Time certificates of deposit	314,474	7,739	4.95%	201,291	5,343	5.35%

Total interest-bearing deposits	405,186	9,079	4.51%	318,993	7,844	4.96%
Short-term borrowings	0	0	0.00%	43	1	4.69%
Junior subordinated debt	8,248	270	6.58%	8,248	296	7.24%

Total interest-bearing liabilities	413,434	9,349	4.55%	327,284	8,141	5.02%
Non-interest-bearing liabilities
Demand deposits	22,840			28,263
Other liabilities	3,023			2,255

Total liabilities	439,297			357,802
Stockholders’ equity	53,314			63,037

Total liabilities and stockholders’ equity	$492,611			$420,839

Net interest income		$2,983			$10,215

Net interest spread(5)			0.57%			4.07%
Net interest margin			1.24%			5.06%

(1)	Includes average non-accrual loans of $59,602,000 at June 30, 2008 and $366,000 at June 30, 2007.

(2)	Loan fees of $0.8 million and $2.5 million are included in the yield computations for June 30, 2008 and 2007, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(4)	Includes interest-bearing deposits with correspondent banks.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Annualized.

     The following table shows the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates.

	Three Months Ended June 30, 2008				Six Months Ended June 30, 2008
	Compared to Three Months				Compared to Six Months
	Ended June 30, 2007				Ended June 30, 2007
	Net				Net
	Change	Rate	Volume	Mix	Change	Rate	Volume	Mix
	(In thousands)
Loans	$(4,614)	$(16,370)	$(3,708)	$15,464	$(6,621)	$(13,463)	$80	$6,762
Investment securities — taxable	34	(33)	193	(126)	40	(4)	85	(41)
Investment securities — non-taxable	(20)	(81)	(6)	66	(20)	(39)	(3)	22
Federal funds sold	211	(653)	4,408	(3,244)	610	(470)	3,883	(2,804)
Other investments	(8)	(97)	146	(57)	(33)	(93)	51	9

Total interest income	(4,397)	(17,234)	733	12,103	(6,024)	(14,069)	4,096	3,948
Interest expense:
Interest-bearing demand	(9)	(33)	(6)	29	(11)	(18)	(5)	13
Money market	(757)	(2,112)	(1,665)	3,020	(1,198)	(1,380)	(1,470)	1,653
Savings	(3)	(119)	188	(72)	48	(63)	221	(110)
Time certificates of deposit	831	(1,162)	5,036	(3,044)	2,396	(813)	6,058	(2,850)
Short-term borrowings	0	0	0	0	(1)	(2)	(2)	3
Junior subordinated debt	(24)	(95)	0	71	(26)	(54)	0	28

Total interest expense	38	(3,521)	3,553	4	1,208	(2,330)	4,802	(1,263)

Net interest income	$(4,435)	$(13,713)	$(2,820)	$12,099	$(7,232)	$(11,739)	$(706)	$5,211

     Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
     The provision for loan losses for the three months ended June 30, 2008 was $3,545,000 compared to $326,000 for the three months ended June 30, 2007. The provision for loan losses for the six months ended June 30, 2008 was $11,235,000 compared to $817,400 for the six months ended June 30, 2007. The provision increased significantly in the six months ended June 30, 2008, primarily as a result of the reassessment of our construction and land development loan portfolio in light of recent deterioration in the local housing market and the issues identified with respect to certain residential construction loans. See “—Recent Developments” above. Total net loans decreased by $82.3 million for the first six months of 2008 compared to an increase of $63.0 million for the same period of 2007. We experienced $2,609,000 of net loan charge-offs in the first six months 2008 compared to $284,000 of net loan charge-offs in the same period of 2007.
     For non-performing loans and any other loan where the borrower defaults on his loan agreement, Westsound Bank intends to pursue any or all remedies available pursuant to the loan documents and applicable federal and state laws, including foreclosure and pursuit of deficiencies.
     Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(In thousands)
Service charges and other income	$161	$345	$(184)	$397	$711	$(314)
Net gain/(loss) on sale of loans	0	886	(886)	0	1,865	(1,865)

Total non-interest income	$161	$1,231	$(1,070)	$397	$2,576	$(2,179)

     The $1,070,000 or 86.92% decrease in total non-interest income during the three months ended June 30, 2008 was primarily influenced by the decrease in net gain on sale of loans and other loan fee income. Non-interest income for the six months ended June 30, 2008 decreased $2,179,000 or 84.59% from the same period of 2007.
     Non-Interest Expense. The following tables present, for the periods indicated, the major categories of non-interest expense, which represent a re-classification of certain categories as presented in our consolidated financial statements and related notes appearing elsewhere in this report:

	Three Months			Six Months
	Ended June 30,		Increase	Ended June 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(In thousands)
Salaries, wages and employee benefits	$1,711	$2,576	$(865)	$3,237	$5,243	$(2,006)
Occupancy, equipment and depreciation	444	427	17	882	878	4
Data and item processing	186	172	14	370	323	47
Advertising expense	38	42	(4)	80	96	(16)
Printing, stationery and supplies	45	45	0	87	105	(18)
Telephone expense	20	28	(8)	43	57	(14)
Postage and courier	36	43	(7)	71	82	(11)
Legal fees	313	71	242	619	109	510
Director fees	81	66	15	190	123	67
Business and occupation taxes	52	84	(32)	109	157	(48)
Accounting and audit fees	164	37	127	322	86	236
Consultant fees	322	37	285	458	50	408
OREO expense, net	145	29	116	171	37	134
Provision (benefit) for unfunded credit losses	(66)	13	(79)	(386)	13	(399)
Other	779	480	299	1,410	850	560

Total non-interest expense	$4,270	$4,150	$120	$7,663	$8,209	$(546)

     The $120,000 or 2.89% increase in non-interest expense for the three months ended June 30, 2008 is primarily attributable to the increase in legal, consultant, accounting and audit fees, net of the decrease in salary, occupancy, other costs associated with downsizing of our mortgage division and the decrease in allowance for unfunded credit losses. Non-interest expense decreased $546,000 or 6.65% for the six months ending June 30, 2008 from the same period of 2007. We reversed $386,000 for credit losses for the six month period due to the decrease in undisbursed commitments. These commitments were either funded or the loans were paid off.
     Provision (Benefit) for Income Taxes. We recorded a tax provision of $4,255,949 for the three months ended June 30, 2008 compared to a tax provision of $708,000 for the same period in the prior year. The tax provision for the six months ending June 30, 2008 was $1,261,479 compared to $1,253,000 for the same period in the prior year.
     Our deferred tax asset was $6.5 million at June 30, 2008 and offset by the creation of a deferred tax valuation allowance of $6.5 million. The deferred tax asset may be used as a benefit against future earnings.
Financial Condition
     Our total assets at June 30, 2008 and December 31, 2007 were $429.0 million and $489.3 million, respectively. Our average earning assets for the six months ended June 30, 2008 and the fiscal year ended December 31, 2007 were $485.0 million and $430.7 million, respectively, including average non-accrual loans at $82.4 million and $1.5 million. Total deposits at June 30, 2008 and December 31, 2007 were $378.4 million and $421.4 million, respectively.
Loans
     Our net loans at June 30, 2008 and December 31, 2007 were $311.1 million and $393.4 million, respectively, a decrease of 20.9% over the prior period. While we will continue to focus on our real estate lending portfolio, we intend to diversify our lending portfolio in future periods including more C&I loans. With the problems recently identified in our loan portfolio though and the decline in demand for real estate loans, which we and other community banks have focused on for growth the past several years, our loan portfolio can be expected to continue to decline in the near term.
     The following table shows the amounts (dollars in thousands) of loans outstanding at the end of each of the periods indicated.

	At June 30, 2008		At December 31, 2007		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)
Real estate loans:
Construction & land development	$196,150	57.8%	$253,188	61.2%	$(57,038)	(22.5)%
Commercial real estate	66,293	19.5%	72,435	17.5%	(6,142)	(8.5)%
Residential real estate	46,277	13.6%	53,198	12.9%	(6,921)	(13.0)%
Commercial & industrial loans	27,658	8.1%	31,377	7.6%	(3,719)	(11.9)%
Consumer loans	3,311	1.0%	3,719	0.9%	(408)	(11.0)%

Gross loans	339,689	100.0%	413,917	100.0%	(74,228)	(17.9)%
Allowance for loan losses	28,140		19,514		8,626	44.2%
Deferred loan fees, net	456		967		(511)	(52.8)%

Net loans	$311,093		$393,436		$(82,343)	(20.9)%

     Concentrations. As of June 30, 2008, in management’s judgment, a concentration of loans existed in real estate-related loans. At that date, real estate-related loans comprised 90.9% of total loans. At December 31, 2007, real estate-related loans comprised 91.5% of total loans, of which approximately 66.8%, 19.1% and 14.1% were construction and land development, commercial real estate and residential real estate, respectively.
     Additionally, as of June 30, 2008, in management’s judgment, a concentration of loans existed in interest-only loans, primarily construction and development loans secured by real estate. At that date, interest-only loans comprised 58.0% of total loans, of which approximately 87.7% were construction and land development, 6.7% were residential, 1.6% were commercial real estate, 3.8% were commercial and industrial, and 0.2% were consumer. As of December 31, 2007, interest only loans comprised 64.4% of total loans.
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
     Non-Performing Assets (NPA’s). Generally, loans are placed on non-accrual status when they become 90 days or more past due or at such earlier time as management determines timely recognition of interest to be in doubt. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. The following table summarizes the loans for which the accrual of interest has been discontinued and loans more than 90 days past due and still accruing interest, including those loans that have been restructured, and other real estate owned, which we refer to as OREO:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Non-accrual loans	$101,412	$24,923
Accruing loans past due 90 days or more	—	399

Total non-performing loans (NPLs)	101,412	25,322
Other real estate owned	4,394	983

Total non-performing assets (NPAs)	$105,806	$26,305

Selected ratios
NPLs to total loans	29.85%	6.12%
NPAs to total assets	24.66%	5.38%
     Our levels of non-performing loans and OREO property increased significantly in the quarter ended June 30, 2008, primarily as a result of the reassessment of our real estate loan portfolio in light of recent deterioration in the local housing market and the issues identified with respect to certain residential construction loans. See “Recent Developments” above.
     The following table provides a break-down (dollars in thousands) by location of the Company’s loan portfolio at June 30, 2008:

	Total	Kitsap	% of	King	% of	Pierce	% of	Other	% of
	Loans	County	Loans	County	Loans	County	Loans	Counties	Loans
Real estate loans:
Spec construction	$53,961	$23,061	7%	$9,430	3%	$11,964	3%	$9,506	3%
Custom construction	94,567	18,485	5%	45,998	14%	19,942	6%	10,142	3%

Total construction	148,528	41,546	12%	55,428	16%	31,906	9%	19,648	6%
Vacant land & land development	47,622	25,793	8%	4,313	1%	6,529	2%	10,987	3%
1-4 family mortgage	34,462	16,605	5%	3,926	1%	6,499	2%	7,432	2%
Multifamily mortgage	11,815	5,085	1%	—	0%	2,910	1%	3,820	1%
Commercial real estate	66,293	48,210	14%	2,918	1%	3,809	1%	11,356	3%
Commercial & industrial loans	27,658	22,926	7%	80	0%	2,888	1%	1,764	1%
Consumer loans	3,311	3,084	1%	18	0%	16	0%	193	0%

Gross loans	$339,689	$163,249	48%	$66,683	20%	$54,557	16%	$55,200	16%
     The following table provides a break-down (dollars in thousands) by non-accrual status of the Company’s loan portfolio at June 30, 2008:

				% of Non-
	Loans	% of Loans	Non-Accruals	Accruals
Real estate loans:
Spec construction	$53,961	16%	$23,318	23%
Custom construction	94,567	28%	45,773	45%

Total construction	148,528	44%	69,091	68%
Vacant land & land development	47,622	14%	14,542	14%
1-4 family mortgage	34,462	10%	8,425	8%
Multifamily mortgage	11,815	3%	3,111	3%
Commercial real estate	66,293	20%	2,762	3%
Commercial & industrial loans	27.658	8%	3,399	3%
Consumer loans	3,311	1%	82	1%

Gross loans	$339,689	100%	101,412	100%
     OREO Properties. At June 30, 2008 we had $4.4 million in OREO property and $1.0 million at December 31, 2007.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Impaired Loans
Balance at end of period (1)	$47,293,236	$201,232	$47,293,236	$201,232

Total related allowance for losses	$10,330,311	$21,756	$10,330,311	$21,756

Average investment in impaired loans	$26,044,913	$293,941	$25,784,665	$167,966

Interest income recognized on impaired loans	$349,494	$—	$453,621	$6,631

Cash-basis interest income received on impaired loans	$325,354	$—	$415,546	$—

(1)	Includes $30.8 million non-accrual loans at June 30, 2008 and $201,000 at June 30, 2007.
     Our allowance for loan losses increased in the quarter ended June 30, 2008, primarily as a result of the reassessment of our real estate loan portfolio in light of recent deterioration in the local housing market and the issues identified with respect to certain residential construction loans. See “Recent Developments” above.
     Loan Commitments. Many of our lending relationships contain funded and unfunded elements. The funded portion is reflected on our balance sheet. For lending relationships carried at historical cost, the unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the credit facility; however, a reserve is established for probable losses. At June 30, 2008 we had a reserve balance of $79,000 for allowance for unfunded credit losses and $465,000 at December 31, 2007.
     Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect us against deterioration in the borrowers’ ability to pay.
     As of June 30, 2008 and December 31, 2007, our unfunded commitments totaled $31,464,000 and $81,610,000 respectively.
     Contingent Liabilities for Sold Loans. In the ordinary course of business, the Bank sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, delinquencies and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Bank may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Bank has no commitment to repurchase the loan. The Bank has recorded no reserve to cover loss exposure related to these guarantees. The Company has repurchased one real estate loan in the second quarter of 2008, in the amount of $95,554 and repurchased two real estate loans totaling $715,590 in the first quarter of 2008 for a total of 3 loans totaling $811,144 repurchased in 2008.
Allowance for Loan Losses
     We maintain an adequate allowance for loan losses, or ALLL, based on a comprehensive methodology that assesses the probable losses inherent in the loan portfolio. We maintain an ALLL based on a number of quantitative and qualitative factors, including levels and trends of past due and non-accrual loans, asset classifications, loan grades, change in volume and mix of loans, collateral value, historical loss experience, size and complexity of individual credits and economic conditions. Provisions for loan losses are provided on both a specific and general basis. Specific allowances are provided for impaired credits for which the expected/anticipated loss is measurable. General valuation allowances are based on a portfolio segmentation based on risk grading with a further evaluation of various quantitative and qualitative factors noted above.
     We periodically review the assumptions and formulae by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the factors described above. The methodology is presented to and approved by the board of directors.
     Our provision for loan losses and levels of impaired loans and non-accrual loans increased in the quarter ended June 30, 2008, primarily as a result of the reassessment of our construction and land development loan portfolio in light of recent deterioration in the local housing market and the issues identified with respect to certain residential construction loans. See “Recent Developments” above.
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
     The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	As of and For The		As of and For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$26,292	$4,407	$19,514	$3,972
Loans charged off

	As of and For The		As of and For The
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Real estate loans:
Construction	1,690	57	2,098	57
Commercial real estate	—	109	—	109
Residential real estate	1	—	508	47
Commercial & industrial loans	—	62	—	62
Consumer loans	6	6	7	9

Total	1,697	234	2,613	284
Recoveries:
Real estate loans:
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial & industrial loans	—	—	—	—
Consumer loans	—	—	4	—

Total	0	0	4	0
Net loan charge-off (recovery)	1,697	234	2,609	284
Reclassification of unfunded credit commitments to other liabilities	—	(7)	—	(13)

Provision for loan losses	3,545	326	11,235	8173

Ending balance	$28,140	$4,492	$28,140	$4,492

Loans	$339,689	$409,028	$339,689	$409,028
Average loans	356,417	395,639	380,457	379,607
Non-performing loans	101,412	201	101,412	201
Selected ratios:
Net charge-offs to average loans	0.48%	0.06%	0.69%	0.07%
Provision for loan losses to average loans	0.99%	0.08%	2.95%	0.22%
Allowance for loan losses to loans outstanding at end of period	8.28%	1.10%	8.28%	1.10%
Allowance for loan losses to non-performing loans	27.7%	2234.8%	27.7%	2234.8%
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
     Because there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or types of loans, including general economic, other conditions and trends, we have established a portion of the allowance for loan losses based on our evaluation of these risks. This portion of our allowance is determined based on various factors including, but not limited to, general economic conditions of our market area, the growth, composition and diversification of our loan portfolio, the experience level of our lending officers and staff, and the quality of our credit risk management. As of June 30, 2008, this risk portion of the allowance for loan losses was $1,253,000 or 4.5% of the total allowance, compared with $3,175,000 or 16.3% of the total allowance as of December 31, 2007. The decrease in this risk portion of the allowance in the first six month period of 2008 was due to the reassessment of loans and reclassifying them to specific allocations.
Investments
     The carrying value of our investment securities totaled $17.6 million at June 30, 2008 and $8.8 million at December 31, 2007. Our portfolio of investment securities during 2008 and 2007 consisted primarily of federal and state government securities.
     The carrying values of our portfolio of investment securities at June 30, 2008 and December 31, 2007 were as follows:

	Carrying Value at
	June 30,	December 31,	$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands)
U.S. government agencies	$16,172	$6,980	$9,192	131.7%
Obligations of states and political subdivisions	1,386	1,813	(427)	(23.6)%
Mortgage-backed securities	35	39	(4)	(10.3)%

Total investment securities	$17,593	$8,832	$8,761	99.2%

Deposits
     Total deposits were $378.4 million at June 30, 2008 compared to $421.4 million at December 31, 2007. The 10.2% decrease in total deposits is attributed primarily to the decrease in money market and certificates of deposit exceeding $100,000. Non-interest-bearing demand deposits decreased to $21.5 million or 5.7% of total deposits from $24.7 million, or 5.9% of total deposits, at December 31, 2007. Interest-bearing deposits are comprised of interest-bearing demand, money market accounts, regular savings accounts, time deposits of under $100,000 and time deposits of $100,000 or more.
     The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

	Six Months Ended		Year Ended
	June 30, 2008		December 31, 2007
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand	$7337	0.77%	$7,542	1.02%
Money market	71,690	3.23%	99,941	4.49%
Savings	11,685	2.75%	7,802	3.78%
Time certificates of deposit	314,474	4.95%	226,050	5.33%
Non-interest bearing deposits	22,840	0.00%	28,426	0.00%

Total	$428,026	4.27%	$369,761	4.57%

     Deposits are gathered from individuals, partnerships and corporations in our market areas. Our policy also permits the acceptance of brokered deposits subject to regulatory approval. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing. The 30 basis point decrease in interest rates paid during the six months ended June 30, 2008 is reflective of the decrease in offering rates.

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
     June 30, 2008 Overview. As of June 30, 2008, our stockholders’ equity totaled $39.9 million, and our equity to asset ratio was 9.63%, compared to 11.6% as of December 31, 2007. This decrease is primarily the result of our the net loss for the period that resulted from the additions to the allowance for loan losses.
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

	Regulatory Requirements
	(Greater than or equal to		Actual at March 31, 2008
	stated percentage)			WSB Financial
	Adequately Capitalized	Well Capitalized	Westsound Bank	Group, Inc.
Tier 1 leverage capital ratio	4.0%	5.0%	9.8%	10.0%
Tier 1 risk-based capital	4.0%	6.0%	13.5%	13.9%
Total risk-based capital	8.0%	10.0%	14.9%	15.2%

	Regulatory Requirements
	(Greater than or equal to		Actual at December 31, 2007
	stated percentage)			WSB Financial
	Adequately Capitalized	Well Capitalized	Westsound Bank	Group, Inc.
Tier 1 leverage capital ratio	4.0%	5.0%	13.6%	13.9%
Tier 1 risk-based capital	4.0%	6.0%	15.0%	15.4%
Total risk-based capital	8.0%	10.0%	16.3%	16.7%
     Although the ratios presented above show that the Company and the Bank were “well capitalized” at June 30, 2008 and December 31, 2007 based on their financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in regulatory guidelines, the Company and the Bank are no longer regarded as “well capitalized” for federal regulatory purposes, as a result of the deficiencies cited in the FDIC order. See Note 2. There are no conditions or events since the FDIC order that management believes have changed the Bank’s category.
     The Company and Westsound Bank believe they remain adequately-capitalized under regulatory guidelines, as of June 30, 2008, following the additional provisions for loan losses, and management believes that the Company has sufficient capital resources and liquidity to be able to continue its normal business operations.
     In order to manage our capital position more efficiently, we formed WSB Financial Group Trust I, a Delaware statutory trust formed with capital of $248,000, for the sole purpose of issuing trust preferred securities. During the third quarter of 2005, WSB Financial Group Trust I issued 8,000 Capital Securities, or the trust preferred securities, with liquidation value of $1,000 per security, for gross proceeds of $8.0 million. The entire proceeds of the issuance were invested by WSB Financial Group Trust I in $8.248 million of Junior Subordinated Deferrable Interest Debentures, or the subordinated debentures, issued by Westsound Bank, with identical maturity, repricing and payment terms as the trust preferred securities. The subordinated debentures represent the sole assets of WSB

Financial Group Trust I. The subordinated debentures mature on September 15, 2035, and bear an interest rate at June 30, 2008 of 4.54% (based on 3-month LIBOR plus 1.73%), with repricing occurring and interest payments due quarterly. We injected $7.9 million of the net proceeds from the sale of the subordinated debentures into Westsound Bank and retained the remaining proceeds for the needs of WSB Financial Group, Inc.
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
     Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at June 30, 2008 of 4.54%. For each successive period beginning on March 15 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 1.73%. WSB Financial Group Trust I has the option to defer payment of the distributions for a period of up to five years, as long as we are not in default on the payment of interest on the subordinated debentures. We have guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities. For financial reporting purposes, our investment in the trust is accounted for under the equity method and is included in other assets on the accompanying consolidated balance sheet. The subordinated debentures issued and guaranteed by us and held by the trust are reflected on our consolidated balance sheet in accordance with provisions of Interpretation No. 46 issued by the Financial Accounting Standards Board, or FASB, No. 46, Consolidation of Variable Interest Entities. Under applicable regulatory guidelines, all of the trust preferred securities currently qualify as Tier 1 capital, although this classification may be subject to future change.
     On February 25, 2008, May 1, 2008, and August 4, 2008 the Company elected to defer payment of interest on the Junior Subordinated Debt Securities for the interest payment due March 15, 2008, June 15, 2008, and September 15, 2008 respectively, as permitted by the indenture agreement. This election was the result of the notification by the Federal Reserve Bank of San Francisco, or FRB that the Company and the Bank had been designated to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As a result of that designation, the Company is generally prohibited from making any payments to any entity, including dividends and interest payments (including dividends on its trust preferred securities, and interest at the hold company level) without notifying the FRB for prior approval of such payments.
     The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual arrangements under which the Company may be held liable is included above under “—Financial Condition — Loans, Contingent Liabilities for Sold Loans.”
Liquidity
     The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of its operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. Our borrowing line with FHLB has been placed on hold until FHLB completes its credit analysis of the Bank and will probably be collateral dependent. As of June 30, 2008 we had $16.3 million in securities available to be sold or pledged to the FHLB.
     We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At June 30, 2008, we had approximately $96.1 million in liquid assets comprised of $78.5 million in cash and cash equivalents (including fed funds sold of $66.0 million), and $17.6 million in available-for-sale securities.

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
     Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. We also invest in Federal Funds sold which increased by $9.1 million at June 30, 2008 from December 31, 2007. Our net loans decreased for the six months ended June 30, 2008 by $82.3 million. Investment securities increased to $17.6 million at June 30, 2008 from $8.8 million at December 31, 2007. At June 30, 2008 we had outstanding loan commitments of $31.9 million and outstanding letters of credit of $79,000. We anticipate that we will have sufficient funds available to meet current loan commitments.
     Net cash provided by financing activities has been impacted significantly by increases in deposit levels. During the six months ended June 30, 2008 and the year ended December 31, 2007, deposits decreased by $43.1 million and increased by $106.4 million, respectively. During the year ended December 31, 2006, net proceeds from our initial public offering provided an additional $40.2 million cash.
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
     At June 30, 2008, our market value of portfolio equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in market value of portfolio equity for this set of rate shocks as of June 30, 2008.
Market Value of Portfolio Equity

				Percentage of
		Percentage Change	Percentage of	Portfolio Equity
Interest Rate Scenario	Market Value	from Base	Total Assets	Book Value
	(Dollars in thousands)
Up 200 basis points	$38,736	(0.3)%	9.0%	97.11%
Up 100 basis points	38,596	(0.7)%	9.0%	96.76%
BASE	38,868	—	9.1%	97.44%
Down 100 basis points	40,928	5.3%	9.5%	102.60%
Down 200 basis points	42,496	9.3%	9.9%	106.54%
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
     Net Interest Income Simulation. In order to measure interest rate risk at June 30, 2008, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (embedded options), and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
     For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At June 30, 2008, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Sensitivity of Net Interest Income

				Net Interest
				Margin Change
	Adjusted Net	Percentage Change	Net Interest	(in basis
Interest Rate Scenario	Interest Income(1)	from Base	Margin Percent(1)	points)
	(Dollars in thousands)
Up 200 basis points	$7,473	3.1%	2.26%	6
Up 100 basis points	7,400	2.1%	2.24%	4
BASE	7,251	—	2.20%	—
Down 100 basis points	6,957	(4.1)%	2.11%	(9)
Down 200 basis points	6,743	(7.0)%	2.04%	(16)

(1)	These percentages are not comparable to other information discussing the percent of net interest margin since the income simulation does not take into account loan fees.
     Gap Analysis. Another way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to re-pricing in specified time periods.
     The following table sets forth the distribution of re-pricing opportunities of our interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (that is, interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of June 30, 2008. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. The interest rate relationships between the re-priceable assets and re-priceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on our net interest margins.

	June 30, 2008
	Amounts Maturing or Re-pricing in
		Over	Over
		3	1
	3	Months	Year
	Months	to	to	Over
	or	12	5	5	Non-
	Less	Months	Years	Years	Sensitive(1)	Total
	(Dollars in thousands)
Assets

Cash and due from banks	$7,494	$—	$—	$—	$5,063	$12,557
Federal funds sold	66,000	—	—	—	—	66,000
Investment securities	1,648	1,009	14,165	782	(11)	17,593
Loans	110,489	42,848	69,482	15,463	100,951	339,233
Other assets(2)	567	—	—	—	(6,948)	(6,381)

Total assets	$186,198	$43,857	$83,647	$16,245	$99,055	$429,002

Liabilities and Stockholders’ Equity

Non-interest-bearing demand deposits	$—	$—	$—	$—	$21,503	$21,503
Interest-bearing demand, money market and savings	9,252	27,754	42,214	3,415	—	82,635
Time certificates of deposit	53,668	140,655	74,709	5,386	(195)	274,223
Short-term debt	—	—	—	—	—	—
Long-term debt	8,248	—	—	—	—	8,248
Other liabilities	—	—	—	—	2,504	2,504
Stockholders’ equity	—	—	—	—	39,889	39,889

Total liabilities and stockholders’ equity	$71,168	$168,409	$1116,923	$8,801	$63,701	$429,002

Period gap	115,030	(124,552)	(33,276)	7,444	35,354
Cumulative interest-earning assets	186,198	230,055	313,702	329,947
Cumulative interest-bearing liabilities	71,168	239,577	356,500	365,301
Cumulative gap	115,030	(9,522)	(42,798)	(35,354)
Cumulative interest-earning assets to cumulative interest-bearing liabilities	2.62	0.96	0.88	0.90
Cumulative gap as a percent of:
Total assets	26.8%	(2.2)%	(10.0)%	(8.2)%
Interest-earning assets	61.8%	(4.1)%	(13.6)%	(10.7)%

(1)	Assets or liabilities and equity which are not interest rate-sensitive.

(2)	Allowance for loan losses of $28.1 million as of June 30, 2008 is included in other assets.
     At June 30, 2008, we had $230.1 million in assets and $239.6 million in liabilities re-pricing within one year. This means that $9.5 million more of our interest rate sensitive liabilities than our interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or re-pricing within one year at June 30, 2008 is 0.96. This analysis indicates that at June 30, 2008, if interest rates were to increase, the gap would result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificates of deposit.
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
(Remainder of page intentionally blank)

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures
     Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, with the assistance of our principal accounting officer, based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report concluded that, as disclosed below with respect to material weakness and changes in our internal control over financial reporting, the Company’s disclosure controls and procedures were not effective as of June 30, 2008.
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
     We have made or are in the process of implementing the following managerial and operational changes to correct these deficiencies and to improve our internal controls over financial reporting, including:
•	the audit committee engaged the services of Young and Associates to perform a compensation analysis to include a peer analysis for the board of directors, senior management and department heads. This analysis was completed in the second quarter 2008.

•	the Bank retained an experienced credit manager that had recently been hired from outside the Bank as a regional manager, as chief lending officer in June, 2007 to manage its loan origination and approval process, credit administration and controls, timely identification of risk and problem loans and emerging risks in the loan portfolio in compliance with company policies and procedures and banking laws and regulations. Credit administration now validates loan grades through an internal loan approval process developed by the chief lending officer. The chief lending officer reports to the Bank’s chief executive officer.

•	in November, 2007 the Bank established a new special assets department managed by a new vice president and manager of special assets recruited from outside the Bank. The Special Assets Department is responsible for construction, commercial real estate and commercial loan collections, reporting to the chief lending officer and the board. The Bank recently retained an experienced workout specialist as a consultant to this department.

•	the Company retained a new independent loan consulting firm in the fourth quarter of 2007 to perform external reviews of the Company’s loan portfolio.

•	the chief lending officer is revising lending policies and developing a series of new or improved reports for credit administration to better monitor credit risks internally and provide more detail about loans and credits to senior management, the Board and its loan committee, including but not limited to, concentrations, exceptions to loan policies, special assets and OREO reports, and monthly delinquent, non-accrual, classified loans and exposure. The Bank recently retained an experienced loan administrator as a consultant.

•	a comprehensive risk assessment of the Bank was performed by Audit One, an independent auditing firm, in first quarter 2008. As a result of this assessment, the 2008 audit plan has been adopted by the audit committee, focusing on the lending area.

•	the audit committee and the Board have made changes to the internal audit function. Rather than add staff to our internal audit department and take the time to train, we chose to engage third party firms that are strong, reputable companies that will provide an independent and timely audit, including Audit One and Young and Associates. All third party firms will report directly to the audit committee.

•	the audit committee has or will engage several companies, such as accounting, audit, compliance and information technology consultants to conduct extensive internal audits in the operational and lending area. The scope of the audit will be identified and approved by the audit committee and will include loan process review, procedural review, compliance with consumer regulations, privacy, loan documentation, information reporting, reserve for loan and lease loss methodology and calculations, enterprise risk assessment, holding company activities, administrative activities, liquidity, central operations, compliance with the Bank Secrecy Act. Internal audit results are reported regularly to the audit committee on a continual basis using a modified tracking system. The department head is responsible for providing a management response to the audit committee if there are weaknesses noted in their area. Tracking of the audits will be performed by the Company’s chief risk officer.

•	establishing a communications procedure for reporting progress in all areas to the FDIC and DFI.

•	the audit committee engaged Audit One, an independent third party audit firm to conduct testing on our internal controls over financial reporting beginning the third quarter 2008. Results will be submitted directly to the audit committee.
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
     As of August 4, 2008, the Company had commenced foreclosure proceedings on approximately 198 real estate loans by serving statutory notices of default on the borrowers. Some or all of these loans could result in actual foreclosures.
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
We are experiencing significant difficulties in our loan portfolio, particularly in our residential construction, land development and mortgage loans. Over 90% of our loans are real estate related.
     Approximately 90.9% of our loan portfolio as of June 30, 2008 was comprised of loans secured by real estate, including construction and development, commercial and residential real estate loans. We are experiencing significant difficulties in our loan portfolio, particularly our residential construction, land development and mortgage loans. Many of these loans are maturing and classified as non-performing assets while we work with the borrowers to maximize our recovery. In the first and second quarters of 2008 our non-accrual loans increased significantly, from $24.9 to $101.4 million, primarily as a result of maturing construction and land development loans that we are choosing not to renew in order to keep all of its legal remedy options available. The majority of our remaining construction and land development loans mature in the next quarter of 2008. Therefore, the contraction or expansion of our non-accrual loan portfolio and OREO properties in future periods will depend upon our ongoing collection efforts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
     A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and non-performance on loans. We maintain an allowance for loan losses in accordance with accounting principles generally accepted in the United States to provide for such defaults and other non-performance. As of June 30, 2008, our allowance for loan losses as a percentage of loans was 8.30%. The determination of the appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes, and risk management systems and controls may not prevent unexpected losses. Our allowance for loan losses may not be adequate to cover actual loan losses. Moreover, any increase in our allowance for loan losses will adversely affect our earnings.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Recent Sales of Unregistered Securities. The following sets forth information regarding all unregistered securities sold by the registrant in the three month period ended June 30, 2008:
          (1) Securities Issued Upon Exercise of Stock Options. There were no shares of common stock issued by registrant in the fiscal quarter ended June 30, 2008 pursuant to the exercise of stock options under the 1999 Incentive Stock Option Plan (the “Plan”).
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
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
     Not applicable
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s Annual Shareholders Meeting was held on May 28, 2008 in Port Orchard, Washington. A total of 4,138,970 of the Company’s shares were present or represented by proxy at the meeting. This represented 74.24% of the Company’s outstanding shares entitled to vote. The following issues came before the shareholders for vote:
     Proposal No 1: Election of directors to serve on the Board of Directors.

Nominee	Term	Expiring	Votes For	Against	Withheld

Larry C. Westfall	3 Yr	2011	3,989,566	144,590	4,814
Donald H. Tucker	3 Yr	2011	3,452,371	681,785	4,814
Terry A. Peterson	1 Yr	2009	3,946,705	167,694	24,571
     The five other directors who continued in office following the meeting are: Donald F, Cox, Jr., Richard N. Christopherson; James H. Lamb, Dean Reynolds and Brian B. McLellan.
     Proposal No 2: Ratification of Moss Adams LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	Against	Abstain
4,061,359	74,994	2,617
ITEM 5: OTHER INFORMATION
     Not applicable.
ITEM 6: EXHIBITS
     See Exhibit Index on pages — 58 — 59.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized
WSB FINANCIAL GROUP, INC.
(Registrant)

Date: August 12, 2008	/s/ Terry A. Peterson
Terry A. Peterson, Chief Executive Officer

Date: August 12, 2008	/s/ Mark D. Freeman
Mark D. Freeman, Chief Financial Officer

Exhibit
Number	Exhibit Index

3.1+	Articles of Incorporation of WSB Financial Group, Inc.

3.2+	Articles of Amendment

3.3+	Bylaws of WSB Financial Group, Inc.

3.4+	Amendment to Bylaws

10.1*+	1999 Stock Option Plan

10.2*+	Forms of 1999 Incentive Stock Option Plan Agreements

(a)+	Directors

(b)+	Employees

10.3+	Lease for Port Orchard branch, dated May 28, 2001

10.4+	Lease for Silverdale branch, dated October 1, 2001 and October 1, 2003

10.5+	Lease for Gig Harbor branch, dated March 2, 2004

10.6+	Lease for Federal Way branch, dated March 30, 2005

10.7+	Lease for Port Townsend LPO, dated August 18, 2006

10.8†+	Agreement between Westsound Bank and Fiserv Solutions Inc. dated August 11, 2006

10.9*+	Westsound Bank 401(k) Profit Sharing Plan

10.10+	Placement Agreement among the registrant, WSB Financial Group Trust I and Cohen Bros. & Company dated July 25, 2005

10.11+	Indenture by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.12+	Guarantee Agreement by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.13*	Employment Agreement with Terry A. Peterson

10.14*+	Employment Agreement with Mark D. Freeman

10.15*+	Form of Employment Agreement with other executive officers

10.16+	Form of Indemnification Agreement with directors

10.17+	Audit Committee Charter

10.18+	Compensation Committee Charter

Exhibit
Number	Exhibit Index

10.19+	Corporate Governance/Nominating Committee Charter

10.20++	Separation Agreement with David K. Johnson (previously filed with the Securities and Exchange Commission on Form 8-K on February 4, 2008)

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Terry A. Peterson) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Mark D. Freeman) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Previously filed with the Company’s Amendment No. 5 to the S-1 registration statement filed with the Securities and Exchange Commission on December 8, 2006, file no. 333-137058.

++	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008.