Form 10-Q
period 2008-09-30
WSB Financial Group, Inc.
filed 2008-11-14
CIK 1372791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding on each of the registrant’s classes of common stock, as of the latest practical date.

Class	Outstanding as of November 7, 2008

Common Stock, $1.00 par value	5,574,853

WSB FINANCIAL GROUP, INC.
FORM 10-Q
September 30, 2008

i

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	September 30,	December 31,
	2008	2007
	Unaudited
ASSETS
Cash and cash equivalents
Cash and due from banks	$11,954,202	$10,026,460
Federal funds sold	43,800,000	56,900,000

Total cash and cash equivalents	55,754,202	66,926,460

Investment securities available for sale, at fair value	16,166,341	8,832,146
Federal Home Loan Bank stock, at cost	318,900	318,900
Loans	322,665,996	412,949,947
Less allowance for loan losses	(24,535,522)	(19,513,765)

Total loans, net	298,130,474	393,436,182

Premises and equipment, net	7,872,218	8,759,750
Accrued interest receivable	1,346,071	2,540,554
Other real estate owned	10,984,204	983,411
Deferred tax asset	7,993,102	6,496,106
Less deferred tax valuation allowance	(7,993,102)	—

Total deferred tax asset, net	—	6,496,106

Federal income tax receivable	5,223,219	193,937
Other assets	1,275,752	845,718

Total assets	$397,071,381	$489,333,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$19,408,961	$24,711,246
Interest-bearing	331,093,508	396,733,599

Total deposits	350,502,469	421,444,845

Accrued interest payable	2,057,328	1,955,434
Other liabilities	592,073	964,870
Junior subordinated debentures	8,248,000	8,248,000

Total liabilities	361,399,870	432,613,149

Stockholders’ equity
Common stock, $1 par value; 15,357,250 shares authorized; 5,574,853 and 5,574,853 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	5,574,853	5,574,853
Additional paid-in capital	48,263,086	48,223,669
Retained earnings (accumulated deficit)	(18,223,158)	2,853,756
Accumulated other comprehensive income	56,730	67,737

Total stockholders’ equity	35,671,511	56,720,015

Total liabilities and stockholders’ equity	$397,071,381	$489,333,164

See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$3,754,221	$9,825,405	$14,799,913	$27,492,641
Interest on investments
Taxable	146,241	87,859	330,306	231,781
Tax-exempt	14,160	18,843	31,872	56,640
Interest on federal funds sold	268,512	171,096	1,291,039	584,078
Other interest income	43,819	38,627	105,409	133,044

Total interest income	4,226,953	10,141,830	16,558,539	28,498,184
INTEREST EXPENSE
Deposits	3,567,763	4,513,829	12,646,443	12,358,016
Other borrowings	—	149	—	1,241
Junior subordinated debentures	90,000	152,694	360,000	448,226

Total interest expense	3,657,763	4,666,672	13,006,443	12,807,483

NET INTEREST INCOME	569,190	5,475,158	3,552,096	15,690,701
PROVISION FOR LOAN LOSSES	—	13,361,600	11,235,000	14,179,000

Net interest income (loss) after provision for loan losses	569,190	(7,886,442)	(7,682,904)	1,511,701

NONINTEREST INCOME
Service charges on deposit accounts	97,053	94,913	247,728	274,688
Other customer fees	85,889	198,471	319,823	677,153
Net gain on sale of loans	—	736,676	—	2,601,585
Other income (loss)	11,398	(5,074)	23,799	47,464

Total noninterest income	194,340	1,024,986	591,350	3,600,890

NONINTEREST EXPENSE
Salaries and employee benefits	1,533,428	2,510,467	4,770,027	7,753,209
Premises lease	72,138	79,738	232,119	251,926
Depreciation and amortization expense	197,791	206,125	611,765	603,237
Occupancy and equipment	162,340	149,246	470,520	458,557
Data and item processing	175,239	166,997	545,308	490,367
Advertising expense	62,963	59,070	142,489	154,870
Printing, stationery and supplies	36,500	37,936	123,971	143,051
Telephone expense	21,560	25,605	65,037	82,640
Postage and courier	31,130	43,702	102,225	125,449
Legal fees	871,791	33,886	1,490,989	142,826
Director fees	(3,900)	70,200	185,600	193,200
Business and occupation taxes	37,134	83,219	146,350	239,962
Accounting and audit fees	122,495	36,787	444,399	123,252
Consultant fees	157,522	40,883	615,428	91,179
OREO losses and expense, net	412,876	170,134	583,935	207,092
Provision (benefit) for unfunded credit losses	(44,000)	561,400	(430,000)	561,400
Other expenses	1,214,069	492,893	2,623,719	1,355,096

Total noninterest expense	5,061,076	4,768,288	12,723,881	12,977,313

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(4,297,546)	(11,629,744)	(19,815,435)	(7,864,722)
PROVISION (BENEFIT) FOR INCOME TAXES	—	(3,877,400)	1,261,479	(2,624,400)

NET LOSS	$(4,297,546)	$(7,752,344)	$(21,076,914)	$(5,240,322)

LOSS PER SHARE
Basic	$(0.77)	$(1.39)	$(3.78)	$(0.94)
Diluted	$(0.77)	$(1.39)	$(3.78)	$(0.94)

Weighted-average number of common shares outstanding	5,574,853	5,573,089	5,574,853	5,561,844
Weighted-average number of dilutive shares outstanding	5,574,853	5,573,089	5,574,853	5,561,844
See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

	Common Stock
					Accumulated
				Retained	Other
			Additional	Earnings	Compre-
	Number		Paid-In	(Accumulated	hensive (Loss)
	of Shares	Amount	Capital	Deficit)	Income	Total
Balance, December 31, 2006	5,545,673	$5,545,673	$48,089,861	$8,053,915	$(32,321)	$61,657,128

Net loss				(5,240,322)		(5,240,322)

Other comprehensive income, net of tax of $5,464					10,607	10,607

Total comprehensive loss						(5,229,715)

Stock based compensation expense			19,863			19,863
Stock options exercised	29,180	29,180	107,324			136,504

Balance, September 30, 2007 (unaudited)	5,574,853	$5,574,853	$48,217,048	$2,813,593	$(21,714)	$56,583,780

Balance, December 31, 2007	5,574,853	$5,574,853	$48,223,669	$2,853,756	$67,737	$56,720,015

Net loss				(21,076,914)		(21,076,914)

Other comprehensive loss, net of tax of ($5,670)					(11,007)	(11,007)

Total comprehensive loss						(21,087,921)

Stock based compensation expense			39,417			39,417

Balance, September 30, 2008 (unaudited)	5,574,853	$5,574,853	$48,263,086	$(18,223,158)	$56,730	$35,671,511

See accompanying notes to unaudited consolidated financial statements

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,076,914)	$(5,240,322)
Adjustments to reconcile net loss to net cash from operating activities
Provision for loan losses	11,235,000	14,179,000
Provision (benefit) for unfunded credit losses	(430,000)	665,000
Provision for OREO write down	352,325	147,597
Depreciation and amortization	611,765	603,237
Amortization (accretion) of premiums/discounts	(112,263)	(3,442)
Stock based compensation	39,417	19,863
Net gain on sale of premises and equipment	9,063	5,624
Net loss (gain) on sale of OREO	79,478	(16,362)
Origination of loans held for sale	—	(90,846,520)
Proceeds from sale of loans held for sale	—	97,804,983
Net gain on sale of loans	—	(2,601,585)
Deferred income tax (benefit) expense	6,501,776	(4,864,400)
Net change in
Accrued interest receivable	1,194,483	(556,612)
Other assets	(5,459,316)	(262,674)
Accrued interest payable	101,894	655,520
Other liabilities	57,203	259,496

Net cash from operating activities	(6,896,089)	9,948,403

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of lease receivables	(15,023,001)	—
Net change in loans	87,757,181	(88,282,046)
Purchases of investments available-for-sale	(10,770,000)	(5,745,804)
Proceeds from calls and maturities of investments available-for-sale	3,525,000	5,300,000
Principal repayments of mortgage-backed securities	6,391	8,852
Purchase of Federal Home Loan Bank stock	—	(84,700)
Proceeds from sale of OREO	903,932	355,158
Purchases of premises and equipment	(202,352)	(2,264,530)
Proceeds from sale of premises and equipment	469,056	5,500

Net cash from investing activities	66,666,207	(90,707,570)

CASH FLOW FROM FINANCING ACTIVITIES
Net change in non-interest-bearing deposits	(5,302,285)	793,296
Net change in interest-bearing deposits	(65,640,091)	83,994,394
Proceeds from exercise of stock options	—	136,504

Net cash from financing activities	(70,942,376)	84,924,194

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,172,258)	4,165,027
CASH AND CASH EQUIVALENTS, beginning of period	66,926,460	26,198,104

CASH AND CASH EQUIVALENTS, end of period	$55,754,202	$30,363,131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$12,904,549	$12,151,963

Income taxes paid	$—	$1,915,000

NON-CASH INVESTING ACTIVITIES
Real estate acquired through foreclosure in settlement of loans	$11,336,528	$2,133,554

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
     Unaudited Interim Financial Information — The accompanying interim consolidated financial statements as of September 30, 2008 for the three month and nine month periods ended September 30, 2008 and 2007 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, its results of operations for the three month and nine month periods ended September 30, 2008 and 2007, and its cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures included in the Company’s financial statements for the year ended December 31, 2007 have been condensed or omitted from this report. Accordingly, the statements should be read with the financial statements and notes thereto included in the Company’s December 31, 2007 financial statements.
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

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
     Investment securities — Investment securities are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. Investment securities are categorized as held-to-maturity when the Bank has the positive intent and ability to hold those securities to maturity. Securities which are held-to-maturity are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. The Bank had no securities classified as held-to-maturity as of September 30, 2008 and December 31, 2007. The Bank had no trading securities as of September 30, 2008 and December 31, 2007.
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
     Loans held for sale — Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses are recognized through a valuation allowance by charges to income. The Company had no loans held for sale at September 30, 2008 and December 31, 2007.
     Mortgage loans held for sale are generally sold with the mortgage servicing rights released by the Bank. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.
     Accounting for derivatives — The Company has engaged in the production of loans for sale to buyers and investors in the secondary mortgage market. These loan production activities expose the Company to risk that a loan’s market value may decline between the date the Company enters into an interest rate lock commitment with a borrower to fund a loan, or with a seller to purchase a loan, and the loan’s ultimate sale into the secondary market. The Company reduces its exposure to this risk by entering into contracts to sell loans to buyers at specified prices to hedge against the economic risk of market value declines. The Company considers its commitments to extend secondary market qualifying loans (the pipeline) with interest rate lock commitments to be derivatives, as well as its firm commitments to deliver loans, all of which are recognized at their estimated fair values. The Company had no interest rate lock commitment derivatives at September 30, 2008 and December 31, 2007.
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
     Loss per common share has been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator

Net loss	$(4,297,546)	$(7,752,344)	$(21,076,914)	$(5,240,322)

Denominator

Weighted-average number of common shares outstanding	5,574,853	5,573,089	5,574,853	5,561,844

Incremental shares assumed for stock options	—	—	—	—

Weighted-average number of dilutive shares outstanding	5,574,853	5,573,089	5,574,853	5,561,844

Basic loss per common share	$(0.77)	$(1.39)	$(3.78)	$(0.94)

Diluted loss per common share (1)	$(0.77)	$(1.39)	$(3.78)	$(0.94)

(1)	Excludes all stock options as anti-dilutive in periods with net losses.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS 162 will not have a material effect on our consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an Interpretation of FASB Statement No. 60” (SFAS 163). SFAS 163 is limited to financial guarantee insurance contracts used in the scope of SFAS statement 60 and is effective for financial statements issued for the fiscal years beginning after December 15, 2008, and for all interim periods within those fiscal years. This statement will not affect our consolidated financial statements.
     In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). The FSP clarifies the application of FAS No. 157, Fair Value Measurements, when the market for a financial asset is not active. The FSP was effective upon issuance, including reporting for prior periods for which financial statements have not been issued. The adoption of the FSP for reporting as of September 30, 2008, did not have a material impact on our consolidated financial statements.
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

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
     Under the terms of the FDIC order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI. Other material provisions of the order require the Bank to: (i) review the compensation and effectiveness of Westsound Bank’s current executive officers and directors, and the structure of the board and its committees, (ii) strengthen the Bank’s board of directors’ oversight of management and operations of the Bank, (iii) improve the Bank’s internal controls, internal audit function, lending and collection policies and procedures, particularly with respect to the origination and monitoring of construction loans, (iv) maintain specified capital and liquidity ratios, and (v) prepare and submit progress reports to the FDIC and the DFI. The FDIC order will remain in effect until modified or terminated by the FDIC and the DFI. As previously reported, the Company and the Bank have been actively engaged in responding to the concerns raised in the FDIC order. As of November 13, 2008, we had filed all reports and believe we are in compliance with all requirements of the FDIC order.
     The order does not restrict the Bank from transacting its normal banking business. The Bank will serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. All customer deposits remain fully insured to the highest limits set by FDIC. The FDIC and DFI did not impose any monetary penalties.
     FRB Notice: On February 14, 2008, the Federal Reserve Bank of San Francisco, or FRB, notified WSB Financial Group, Inc. (the “Company”) and the Bank that it had designated the Company and Westsound Bank to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As a result of that designation neither the Company nor the Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB. In addition, neither the Company nor the Bank may make indemnification and severance payments without complying with certain statutory restrictions including prior written approval of the FRB and concurrence from the FDIC. Further, the Company is generally prohibited from making any payments to any entity, including dividends and interest payments (including dividends on its trust preferred securities, and interest at the holding company level), director fees, consulting expenses and other operating expenses, without notifying the FRB for prior approval of such payments. As of November 13, 2008 we believe all recommendations by FRB have been implemented.
     Capital: Although the Company and the Bank were “well capitalized” at September 30, 2008 based on their financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, the Company and the Bank understand that they are no longer regarded as “well capitalized” for federal regulatory purposes, as a result of the deficiencies cited in the FDIC order.
     As a result of this reclassification, the Bank’s borrowing costs and terms from the FRB, the FHLB and other financial institutions, as well as the Bank’s premiums to the Deposit Insurance Fund administered by the FDIC to insure bank and savings association deposits are expected to increase.
     Compliance Efforts: The Company and the Bank are actively engaged in responding to the concerns raised in the FDIC order, and believe that they have already addressed many of the regulators’ requirements.
     Westsound Bank has begun working with these regulatory agencies and has acted promptly on directions it has received from these agencies, including the following actions:
•	Retained a new president and chief executive officer, Terry A. Peterson, on April 15, 2008;

•	Conducted a comprehensive review of the qualifications of management and the board of directors and consideration of potential changes that may be required;

•	Retained an independent third party consultant to review and evaluate the loan portfolio and implemented many of his recommendations to improve the Bank’s loan approval and loan servicing processes;

•	Added $11.2 million to total provisions for loan losses in first nine months of 2008:

•	Strengthened collections and loss recovery teams to accelerate resolution of problem loans, including retaining two experienced loan administration and workout specialists as consultants.

•	Began developing a capital management plan to maintain strong capital ratios;

•	Began implementing new procedures to strengthen the monitoring of lending activities with particular emphasis on monitoring individual lender/borrower relationships;

•	Initiated a review of loan documentation policy and is correcting documentation deficiencies;

•	Developed a liquidity and funds management plan to address anticipated funding needs;

•	Increasing internal controls over loan portfolio review;

•	Establishing a communications procedure for reporting progress in all areas to the FDIC and DFI;

•	Engaged an independent third party consultant to review management assumptions and methodology of determining the allowance for loan and lease losses.
     A number of these initiatives are complete and a number of policies and procedures have been implemented. As a result, the Bank has already acted upon most of the items addressed by the FDIC order.
     Risk Management Plan
     Increased Reserves for Loan Losses. The Company’s provision for loan losses, levels of impaired loans and non-accrual loans and OREO property have increased significantly in the last nine months. We did not increase our provision for loan losses in the third quarter ending September 30, 2008; however, year-to-date we added $11.2 million to our provision for loan losses, based on management’s quarterly reviews, continued uncertainty in the local housing market, increases in our non-accrual loans and OREO property, which primarily relate to the maturing of our construction and land development loans, and our determination of specific impaired loans under generally accepted accounting principles. In the previous two quarters ended June 30, 2008 and March 31, 2008, we recorded provisions for loan losses of $3.5 million and $7.7 million, respectively.
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

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
     Construction and Development Loans. We are experiencing significant difficulties in our loan portfolio, particularly our construction and land development loans, which was a significant component of the $11.2 million increase in our provision for loan losses in the first nine months of 2008. We continue to work through the issues with the construction loans in Westsound Bank’s loan portfolio. The Bank has scaled back its construction loan originations in the past few months and is concentrating on working with its borrowers to complete existing projects in a timely manner and to bring past-due loans current.
     During the first nine months of 2008, however, non-accrual loans increased significantly, from $24.9 million to $119.1 million, primarily as a result of maturing construction and land development loans that we are choosing not to renew in order to keep all of our legal remedy options available. After 90 days past due, these loans are placed into a non-accrual status while we work with our borrowers to maximize our recovery. Therefore, the contraction or expansion of our non-accrual loan portfolio in future periods will depend upon our ongoing collection efforts and market conditions. In the third quarter of 2008 we added 28 properties with an aggregate carrying value of $7,203,000 to OREO. OREO properties are actively marketed for sale with one property sold during the third quarter, two properties sold during the second quarter and one in the first quarter 2008. These properties had a carrying value of $983,000 and we received $904,000 resulting in a net loss on the sales of $79,000.
     The real estate collateral valuations supporting our construction and land development loan portfolios have decreased along with the deterioration in the local housing market. While the overall economy in the west Puget Sound market is holding up better than many other areas of the country, the housing market is slow with weaker demand for housing, higher inventory levels, longer marketing times and lower sales prices.
     As we collect our construction loans and land development loans, we expect to be able to deleverage the balance sheet over the next few quarters.
     Our cash expenditures, including legal and accounting fees, associated with the collection of non-performing and classified loans cannot be reasonably predicted, and the actual amount of such expenditures will depend upon the manner in which our collection efforts are structured and conducted. However, these efforts can be time consuming, expensive and could divert management time and attention from our daily business, which could have a material effect on our revenues and results of operations
     Net Interest Margin Compression. Net interest income before provision for loan losses has decreased significantly, reflecting lower levels of earning assets; increases in low yielding securities and non-accrual loans on the balance sheet. The increase in non-accrual loans reduced net interest income by $1.5 million in the third quarter and $6.0 million for the first nine months of 2008, in reversed interest income. Lower loan interest rates during the year, combined with the significant reduction in fee income from new loan originations, also contributed to significant margin compression.
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

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
Note 3 — Loans and Allowance for Loan Losses
     Loans are summarized as follows:

	September 30,	December 31,
	2008	2007
Real estate loans
Construction & land development	$171,918,122	$253,187,532
Commercial real estate	61,845,288	72,435,273
Residential real estate	46,949,290	53,198,016
Commercial and industrial loans	39,285,083	31,376,932
Consumer loans	3,074,431	3,718,806

Gross loans	323,072,214	413,916,559
Allowance for loan losses	(24,535,522)	(19,513,765)
Deferred fees	(406,218)	(966,611)

Net loans	$298,130,474	$393,436,183

	Nine Months Ended
	September 30,
	2008	2007
Allowance for loan losses
Balances, beginning of period	$19,513,765	$3,971,789
Provision for losses	11,235,000	14,179,000
Recoveries	24,464	452
Loans charged off	(6,237,707)	(298,890)

Balances, end of period	$24,535,522	$17,852,351

	September 30,	December 31,
	2008	2007
Total non-accrual loans	$119,067,000	$24,923,234

Total loans 90 days or more past due and still accruing	$—	$399,438

     Impaired loans are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Impaired Loans
Balance at end of period (1)	$119,071,139	$22,884,467	$119,071,139	$22,884,467

Total related allowance for losses	$17,220,675	$4,237,285	$17,220,675	$4,237,285

Average investment in impaired loans	$65,237,712	$6,168,483	$39,415,027	$2,467,393

Interest income recognized on impaired loans	$68,966	$447,252	$522,587	$870,703

Cash-basis interest income received on impaired loans	$68,966	$300,465	$484,512	$771,433

(1)	Includes $119.1 million non-accrual loans at September 30, 2008 and $1.1 million at September 30, 2007.
     There was $18,438 available in outstanding loan commitments on impaired loans as of September 30, 2008.

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
     As of September 30, 2008, we did not add to our provision for loan losses, based on management’s quarterly review. The provision for loan losses for the first nine months of 2008 was $11.2 million, compared to $14.2 million a year ago.
     No provision for loan losses was recorded for the three months ended September 30, 2008. Several factors supported this decision:
1)	At September 30, 2008, the allowance for loan losses was $24.5 million, or 7.6% of total loans as compared to $28.1 million or 8.3% at June 30, 2008 and $19.5 million or 4.7% at December 31, 2007.

2)	Due to our collection activities, gross loans decreased between periods by approximately $16.7 million. This decrease in overall loan balances reduced the need for additional provision in the third quarter.

3)	On a portfolio basis, non-performing loans increased to $119.1 million at September 30, 2008 from $101.4 million at June 30, 2008. Reserve levels related to these loans were previously established at appropriate levels. As loans migrated from “criticized and classified” to “non-performing,” the specific reserve calculation resulted in no additional provision being required.
     The level of the allowance for loan losses at September 30, 2008 represents management’s best estimate of probable losses inherent in the loan portfolio based on all relevant information available at this time. Management’s loan maturity distribution analysis, combined with the continued scrutiny of our loan collateral coverage as tested by our loan collection history, may necessitate future adjustments to our allowance for loan losses.
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
Note 4 — Deposits
Deposit account balances are summarized as follows:

	September 30,	December 31,
	2008	2007
Non-interest-bearing	$19,408,961	$24,711,246
Interest-bearing demand	6,874,985	12,350,558
Money market accounts	52,621,989	79,218,421
Savings deposits	9,470,368	10,338,768
Certificates of deposit exceeding $100,000	110,522,858	149,198,911
Certificates of deposit less than $100,000	151,603,308	145,626,941

	$350,502,469	$421,444,845

     Scheduled maturities of certificates are as follows for the years ending as of September 30:

2008	$59,102,074
2009	165,662,310
2010	18,389,103
2011	6,376,025
2012	12,421,584
2013	175,070

$262,126,166

Note 5 — Advances and Junior Subordinated Debentures Payable
     The Bank is a member of the FHLB of Seattle. Our credit line with FHLB has been placed on hold until FHLB completes its credit analysis of the Bank and will probably be collateral dependent. These borrowings must be secured by pledging qualified loans. Borrowings generally provide for interest at the then current published rates. There were no borrowings outstanding under this credit line at September 30, 2008.
     In order to manage the capital position more efficiently, the Company formed the Trust, a Delaware statutory trust formed with capital of $248,000, for the sole purpose of issuing trust preferred securities. During the third quarter of 2005, the Trust issued 8,000 Capital Securities, or the trust preferred securities, with liquidation value of $1,000 per security, for gross proceeds of $8.0 million. The entire proceeds of the issuance were invested by the Trust in $8.248 million of Junior Subordinated Deferrable Interest Debentures, or the junior subordinated debentures payable, issued by the Company, with identical maturity, repricing and payment terms as the trust preferred securities. The subordinated debentures represent the sole assets of the Trust. The subordinated debentures mature on September 15, 2035, and bear an interest rate at September 30, 2008 of 4.54% (based on 3-month LIBOR plus 1.73%), with repricing occurring and interest payments due quarterly. The Company injected $7.9 million of the net proceeds from the sale of the subordinated debentures into the Bank and retained the remaining proceeds.
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
     Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at September 30, 2008 of 4.54%. For each successive period beginning on March 15 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 1.73%. The Trust has the option to defer payment of the distributions for a period of up to five years, as long as we are not in default on the payment of interest on the subordinated debentures. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities. For financial reporting purposes, the Trust is accounted for under the equity method and is included in other assets on the accompanying consolidated statement of financial condition. The subordinated debentures issued and guaranteed by the Company and held by the Trust are reflected on the consolidated statement of financial condition in accordance with provisions of Interpretation No. 46 issued by the Financial Accounting Standards Board, or FASB, No. 46, Consolidation of Variable Interest Entities. Under applicable regulatory guidelines, all of the trust preferred securities currently qualify as Tier 1 capital, although this classification may be subject to future change.
     On February 25, 2008, May 1, 2008, August 4, 2008 and November 3, 2008, the Company elected to defer payment of interest on the Junior Subordinated Debt Securities for the interest payments due March 15, 2008, June 15, 2008, September 15, 2008 and December 15, 2008, respectively, as allowed under the indenture agreement. This election was the result of the notification by the Federal Reserve Bank of San Francisco, or FRB that the Company and the Bank had been designated to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As a result of that designation, the Company is generally prohibited from making any payments to any entity, including dividends and interest payments (including dividends on its trust preferred securities, and interest at the holding company level) without notifying the FRB for prior approval of such payments.
Note 6 — Loan Commitments and Contingent Liabilities
     Loan Commitments. Many of our lending relationships contain funded and unfunded elements. The funded portion is reflected on our balance sheet. For lending relationships carried at historical cost, the unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the credit facility; however, a reserve is established for probable losses. At September 30, 2008 we had a reserve balance of $35,000 for allowance for unfunded credit losses and $465,000 at December 31, 2007.
     The following table summarizes the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date.

	September 30, 2008
	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less Than			After 5
	Committed	1 Year	1-3 Years	3-5 Years	Years
	(In thousands)
Commitments to extend credit	$11,197	$8,962	$2,235	$—	$—
Credit cards	2,220	—	2,220	—	—
Standby letters of credit	204	204	—	—	—

Total	$13,621	$9,166	$4,455	$—	$—

     Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect us against deterioration in the borrowers’ ability to pay.

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
     Contingent Liabilities for Sold Loans. In the ordinary course of business, the Bank may sell loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, delinquencies and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Bank may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Bank has no commitment to repurchase the loan. The Bank has recorded no reserve to cover loss exposure related to these guarantees. The Company did not repurchase any loans in third quarter 2008, but repurchased one real estate loan in the second quarter 2008 in the amount of $95,554 and repurchased two real estate loans totaling $715,590 in the first quarter of 2008 for a total of three loans totaling $811,144 repurchased in 2008.
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
     The Company’s and the Bank’s actual and required capital amounts and ratios are as follows (dollars in thousands):

					To Be Well Capitalized
					Under the Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$48,293	14.4%	$26,755	>8.0%	NA	NA
Westsound Bank	$48,180	14.4%	$26,748	>8.0%	$33,435	>10.0%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$43,863	13.1%	$13,373	>4.0%	NA	NA
Westsound Bank	$43,750	13.1%	$13,369	>4.0%	$20,053	>6.0%

Tier 1 Capital (to Average Assets)
Consolidated	$43,863	10.6%	$16,505	>4.0%	NA	NA
Westsound Bank	$43,750	10.6%	$16,494	>4.0%	$20,617	>5.0%

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)

					To Be Well Capitalized
					Under the Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total Risk-Based Capital (to Risk-Weighted Assets)
Consolidated	$70,364	16.7%	$33,809	>8.0%	NA	NA
Westsound Bank	$68,761	16.3%	$33,810	>8.0%	$42,262	>10.0%

Tier 1 Capital (to Risk-Weighted Assets)
Consolidated	$64,900	15.4%	$16,901	>4.0%	NA	NA
Westsound Bank	$63,297	15.0%	$16,902	>4.0%	$25,353	>6.0%

Tier 1 Capital (to Average Assets)
Consolidated	$64,900	13.9%	$18,649	>4.0%	NA	NA
Westsound Bank	$63,297	13.6%	$18,589	>4.0%	$23,237	>5.0%
     Although the ratios presented above show that the Company and the Bank were “well capitalized” at September 30, 2008 and December 31, 2007 based on their financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in regulatory guidelines, the Company and the Bank understand that they are no longer regarded as “well capitalized” for federal regulatory purposes, as a result of the deficiencies cited in the FDIC order. (See Note 2.) There are no conditions or events since the FDIC order that management believes have changed the Bank’s category.
     The Company and Westsound Bank believe they remain adequately-capitalized under regulatory guidelines, as of September 30, 2008, following the additional provisions for loan losses, and management believes that the Company has sufficient capital resources and liquidity to be able to continue its normal business operations.
     Federal Reserve Board Regulations require maintenance of certain minimum reserve balances on deposit with the Federal Reserve Bank. The minimum reserve requirement at September 30, 2008 and December 31, 2007 was $480,000 and $594,000, respectively. Also, under Washington State law, approval from the state banking regulators is required prior to declaring cash dividends.
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
     The Bank had no retained earnings available for the payment of dividends September 30, 2008 and $3,444,000 at December 31, 2007. Accordingly, $43,807,000 of the Company’s equity in the net assets of the Bank was restricted at September 30, 2008 and $59,921,000 at December 31, 2007. Funds available for loans or advances by the Bank to the holding company amounted to $5,985,000 at September 30, 2008, and December 31, 2007.
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
     The following table summarizes the stock option activity for the nine months ended September 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise Price	Contractual	Aggregate
	Options	Per Share	Term (in years)	Intrinsic Value
Outstanding as of December 31, 2007	887,080	$7.99
Authorized	—	—
Granted	100,000	6.13
Exercised	—	—
Forfeited	(165,552)	8.28

Outstanding as of September 30, 2008	821,528	$7.71	5.66	$0

Exercisable as of September 30, 2008	668,849	$7.55	4.95	$0

     The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.
     There were no stock options exercised during the nine months ended September 30, 2008.
     The Company granted 100,000 in options during the nine months ended September 30, 2008. There was $272,000 in unrecognized compensation cost related to stock options issued in 2008 and 2007 as of September 30, 2008 that is expected to be recognized as expense using a graded vesting over a five year period. Compensation expense related to these options was approximately $39,000 and $20,000 for the nine months ending September 30, 2008 and 2007 respectively.
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
     During the third quarter of 2008 we increased our deferred tax asset by $1.5 million and offset it by a $1.5 million increase to our valuation allowance. In the second quarter of 2008, we recognized a full valuation allowance against our net deferred tax asset in the amount of approximately $6.5 million after experiencing losses in our operations. Our cumulative losses in operations over the last four quarters offset prior gains due to the increase in our provision for loan losses and the reversal of interest on non-accruing loans.

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company had not recognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. The Company had no unrecognized tax benefits at January 1, 2007, December 31, 2007 or at September 30, 2008.
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
Note 11 — Loan Concentrations
     As of September 30, 2008, in management’s judgment, a concentration of loans existed in real estate-related loans. At that date, real estate-related loans comprised 86.9% of total loans, of which approximately 53.2%, 19.2% and 14.5% were construction and land development, commercial real estate and residential real estate, respectively.
     Additionally, as of September 30, 2008, in management’s judgment, a concentration of loans existed in interest-only loans, primarily construction and development loans secured by real estate. The Company’s construction portfolio reflects some borrower concentration risk, and also carries the enhanced risks encountered with construction loans generally. The Company also finances contractors, including a number of small builders and individuals, on a speculative basis. Construction loans are generally more risky than permanent mortgage loans because they are dependent upon the borrower’s ability to complete the project within budget, the borrower’s ability to generate cash to service the loan (by selling or leasing the project), and the value of the collateral depends on project completion when market conditions may have changed. At September 30, 2008, interest-only loans comprised 53.0% of total loans, of which approximately 86.8% were construction and land development, 8.0% were residential, 1.7% were commercial real estate, 3.5% were commercial and industrial, and 0.1% were consumer. As of December 31, 2007, interest only loans comprised 64.4% of total loans.
     The Bank also had a high concentration of loans with loans to value in excess of supervisory limits. The total commitment (principal balance plus available credit) on these loans was $80,825,000 at September 30, 2008 and $64,755,000 at December 31, 2007.
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

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
     On October 14, 2008 the Company reported it has entered into a settlement agreement with the lead plaintiff in the pending securities class action. The class action settlement is subject to the approval of the United States District Court for the Western District of Washington.
     The settlement agreement provides for the certification of a class consisting of all persons who purchased the Company’s common stock pursuant or traceable to its initial public offering completed on December 21, 2006. The total amount of the settlement is $4.85 million. The Company’s directors’ and officers’ liability insurance policy will contribute approximately $4.45 million towards the settlement amount and has previously contributed approximately $350,000 towards the Company’s legal fees. The settlement agreement contains no admission of fault or wrongdoing by the Company or the other defendants. Third quarter expenses include approximately $800,000 in legal costs associated with the settlement of the securities class action lawsuit.
     As of November 3, 2008, the Company had commenced foreclosure proceedings on approximately 199 real estate loans. Some or all of these loans may result in actual foreclosures. The Company is unable to predict the outcome of these matters. The Company’s cash expenditures, including legal fees, associated with pending litigation and the regulatory proceedings described in Note 2 above, cannot be reasonably predicted at this time. Litigation and any potential regulatory actions or proceedings can be time-consuming and expensive and could divert management time and attention from the Company’s business, which could have a material adverse effect on its revenues and results of operations. The adverse resolution of any specific lawsuit or potential regulatory action or proceeding could have a material adverse effect on the Company’s business, results of operations, and financial condition.
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
     The following table summarizes the financial assets of the Company for which fair values are determined on a recurring basis as of September 30, 2008:

Fair value measurements using
Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	Fair Value at	Assets	Inputs	Inputs
	9/30/2008	(Level 1)	(Level 2)	(Level 3)
Description	(In thousands)
Securities available for sale	$16,166	$0	$16,166	$0

Total	$16,166	$0	$16,166	$0

WSB FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the financial assets of the Company for which fair values are determined on a nonrecurring basis as of September 30, 2008:

		Fair value measurements using
		Quoted Prices
		in Active	Significant Other	Significant	Total Losses
		Markets for	Observable	Unobservable	Nine Months
	Fair Value at	Identical Assets	Inputs	Inputs	Ended
	9/30/2008	(Level 1)	(Level 2)	(Level 3)	9/30/2008
Description	(In thousands)
Impaired loans	$50	$0	$0	$101,850	$12,870
Other real estate owned	10,984	0	0	10,984	352

Total	$112,834	$0	$0	$112,834	$13,222

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
(Remainder of page intentionally blank)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Notice About Forward-Looking Statements
     This quarterly report on Form 10-Q includes forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:
•	changes in general economic conditions, either nationally or locally in the west Puget Sound and Seattle Metropolitan Statistical Area;

•	the extent and duration of continued economic, credit and financial market disruptions and governmental actions to address these disruptions;

•	inflation, interest rate, market and monetary fluctuations;

•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;

•	the adequacy of our credit risk management and the allowance for loan losses, Westsound Bank’s asset quality, and our ability to collect on delinquent loans, including our construction and land development loans;

•	the availability of and costs associated with sources of liquidity;

•	changes in real estate values generally, within the markets in which we generate loans, which could adversely affect the demand for loans and may adversely affect collateral held on outstanding loans;

•	our ability to successfully defend against claims asserted against us in lawsuits arising out of, or related to, our lending operations or any regulatory action taken against us, as well as any unanticipated litigation, regulatory, or other judicial proceedings;

•	our ability to successfully operate under the terms of the FDIC order;

•	the success of the Company at managing the risks involved in the foregoing; and

•	other risks which may be described in our future filings with the SEC under the Securities Exchange Act of 1934.
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

Overview
     We are a bank holding company headquartered in Bremerton, Washington. We emphasize a service-oriented culture with a sales-based delivery model focused primarily on real estate lending products and supplemented by commercial banking products and services. We deliver these products through nine full service branches that are located primarily in the west Puget Sound area. As of September 30, 2008 we have, on a consolidated basis, $397.1 million in total assets, net loans of $298.1 million, total deposits of $350.5 million, and stockholders’ equity of $35.7 million.
     At September 30, 2008, gross loans decreased 24% year-over year to $323 million from $427 million at September 30, 2007, and decreased 22% from $413 million at December 31, 2007. Deposits declined 12% to $351 million at September 30, 2008, from $400 million a year ago, with a substantial decline in money market accounts and time deposits over $100,000 offset by growth in time deposits under $100,000. However, with the significant challenges continuing in our real estate loan portfolio, particularly our construction and development loans, and the pending regulatory matters, our financial performance in the first nine months of 2008 suffered, and we will continue to face these issues in future periods. See “—Recent Developments.” The Company’s levels of non-performing loans, impaired loans, non-accrual loans and OREO property increased significantly in the quarter ended September 30, 2008. The weakness in the local housing market is expected to continue in the near term, and the situation could deteriorate further before the market stabilizes.
     We generate most of our revenue from interest on loans and investments, loan fees, and service charges. As of September 30, 2008, 80.8% of our revenue was interest on loans, 5.5% loan fees, 3.4% service charges and other non-interest income, and 10.3% interest on investments. We offer a variety of loans to our customers, including commercial and residential real estate loans, construction and land development loans, commercial and industrial loans, and to a lesser extent, consumer loans. As of September 30, 2008, approximately 86.9% of our loans related to the construction or development, purchase, improvement or refinancing of commercial and residential real estate, approximately 12.1% were C&I loans and 1.0% were consumer loans. Approximately 76.1% of our revenue is derived from real estate, of which approximately 17.8% is derived from residential real estate. Including our originations of residential real estate loans, approximately 97.5% of our actual lending activities are related to real estate. Of this amount, 31.1% is residential real estate, 42.0% is construction and land development and 26.9% is commercial real estate.
     We offer a wide range of real estate and other loan products to meet the demands of our customers. We have also recently increased our emphasis on C&I lending, although the portion of the loan portfolio invested in C&I loans is still relatively small. We purchased $15.0 million in lease receivables during the third quarter of 2008, adding to our commercial loans.
     We are experiencing significant difficulties in our loan portfolio, particularly our construction and land development loans, which have resulted in an $11.2 million increase in our provision for loan losses in the first nine months of 2008. These matters are discussed below in “—Recent Developments.” The adverse changes in the economy affecting values of real estate generally, or in west Puget Sound, could, because of our high concentration of loans secured by real estate, materially and adversely affect our profitability, growth and financial condition. Further, because approximately 53.0% of our loans are interest-only (primarily real estate construction and development) and 44.0% are variable rate, significant increases in interest rates could also result in increased loan delinquencies, defaults and foreclosures.
     Nonperforming assets (NPA’s) at September 30, 2008 totaled $130.0 million which includes $119.0 million of loans on non-accrual status and $11.0 million in other real estate owned, or OREO. The allowance for loan losses was $24.5 million, or 7.60% of gross loans at September 30, 2008. During the first nine months of 2008, net charge-offs totaled $6.2 million, or 1.78% of average loans at September 30, 2008. Of the non-accrual loans, 41% were in Kitsap County, 30% were in King County, 19% were in Pierce County, and the remaining 10% were in other parts of western Washington.
     The increase in non-accrual loans also impacted net interest income, as $6.0 million in interest income was reversed in the first nine months of 2008. In addition, we are maintaining a high level of liquidity using higher cost wholesale funding sources and have more than half of our deposits in time certificates. As we collect our construction loans and development loans, we expect to be able to deleverage the balance sheet over the next few quarters. As we do this our yields and cost of funds should gradually return to more normal levels.
     These factors, combined with the significant reduction in fee income from new loan originations, contributed to significant margin compression in the first nine months of 2008. Net interest margin in the third quarter dropped to 0.75% from 0.80% in the second quarter of 2008 and 4.83% in the third quarter a year ago. Year-to-date net interest margin was 1.23% compared to 4.98% a year ago. Net interest income, before the loan loss provision, was $0.6 million in the third quarter, compared to $5.5 million in the same quarter last year, and $3.5 million for the first nine months of 2008 compared to $15.7 for the same period of 2007. The third quarter net interest income was $0.6 million compared to a loss of $7.9 million the same period a year ago. Net interest income after loan losses for the first nine months was negative $7.7 million compared to $1.5 million for the same period in 2007.
     Primarily because of closing our wholesale mortgage operation last fall, the Company’s noninterest income declined to $591,000 in the first nine months of 2008, compared to $3.6 million in the same period a year ago. The decline was offset somewhat by the drop in noninterest expense, which fell to $12.7 million in the period from $13.0 million in the first nine months of 2007.
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
     Market interest rates decreased in the first nine months of 2008 as a result of the Federal Reserve’s monetary policies. Our net interest margin decreased to 1.23% compared to 4.98% for the same period 2007 due to the increase in non-accruing loans. In addition, a substantial percentage of our loan portfolio (44.0% of our total loans as of September 30, 2008) has been comprised of variable rate loans that reprice as interest rates change. The Federal Reserve reduced interest rates from 5.25% in September 2007 to 2.00% by September 30, 2008. As interest rates decline, our margins could also decrease until we can adjust the mix of our assets and liabilities to compensate for the changed interest rate environment.

	Key Financial Matters
	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2008	2007	2008	2007	2007
	(Dollars in thousands, except per share data)
Net loss	$(4,298)	$(7,752)	$(21,077)	$(5,240)	$(5,200)
Basic loss per share	(0.77)	(1.39)	(3.78)	(0.94)	(0.93)
Diluted loss per share (1)	(0.77)	(1.39)	(3.78)	(0.94)	(0.93)
Total assets	397,071	468,049	397,071	468,049	489,333
Net loans	298,130	407,821	298,130	407,821	393,436
Total deposits	350,502	399,810	350,502	399,810	421,445
Net interest margin	0.75%	4.83%	1.23%	4.98%	4.62%
Efficiency ratio	662.9%	73.4%	307.1%	67.3%	67.6%
Return on average assets	(4.14)%	(6.62)%	(6.04)%	(1.61)%	(1.17)%
Return on average equity	(44.6)%	(47.1)%	(58.3)%	(11.0)%	(8.4)%

(1)	Excludes all stock options as anti-dilutive in periods with net losses.

Recent Developments.
     Construction and Development Loans. We continue to work through the issues with the construction loans in Westsound Bank’s loan portfolio. The Bank has scaled back its construction loan originations in the past few months and is concentrating on working with its borrowers to complete existing projects in a timely manner and to bring past-due loans current.
     During the first nine months of 2008, however, non-accrual loans increased significantly, from $24.9 million to $119.1 million, primarily as a result of maturing construction and land development loans that we are choosing not to renew in order to keep all of our legal remedy options available. After 90 days past due, these loans are placed into a non-accrual status while we work with our borrowers to maximize our recovery. Therefore, the contraction or expansion of our non-accrual loan portfolio in future periods will depend upon our ongoing collection efforts and market conditions. In the third quarter we added 28 properties with an aggregate carrying value of $7,203,000 to OREO. OREO properties are actively marketed for sale with one property sold during the third quarter, two properties sold during the second quarter and one in the first quarter 2008. These properties had a carrying value of $983,000 and we received $903,932 resulting in a net loss on the sales of $79,478.
     The real estate collateral valuations supporting our construction and land development loan portfolios have decreased along with the deterioration in the local housing market. While the overall economy in the west Puget Sound market is holding up better than in many other areas of the country, the housing market is slow, with weaker demand for housing, higher inventory levels, longer marketing times and lower sales prices.
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
     Regulatory Proceedings. The Company and its subsidiary, Westsound Bank, are subject to the pending regulatory proceedings described below.
     FDIC Order: On March 10, 2008, Westsound Bank (the “Bank”) entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “FDIC order”) with the Federal Deposit Insurance Corporation, or FDIC, and the Washington Department of Financial Institutions, Division of Banks, or DFI. Although Westsound Bank agreed to the order, it did not admit or deny any allegations of unsafe or unsound banking practices, or any legal or regulatory violations. The order is a formal action by the FDIC and DFI requiring the Bank to take corrective measures in a number of areas. No monetary penalties were assessed in connection with the order.
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
     Under the terms of the FDIC order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI. Other material provisions of the order require the Bank to: (i) review the compensation and effectiveness of Westsound Bank’s current executive officers and directors, and the structure of the board and its committees, (ii) strengthen the Bank’s board of directors’ oversight of management and operations of the Bank, (iii) improve the Bank’s internal controls, internal audit function, lending and collection policies and procedures, particularly with respect to the origination and monitoring of construction loans, (iv) maintain specified capital and liquidity ratios, and (v) prepare and submit progress reports to the FDIC and the DFI. The FDIC order will remain in effect until modified or terminated by the FDIC and the DFI. As previously reported, the Company and the Bank have been actively engaged in responding to the concerns raised in the FDIC order. As of November 13, 2008, we had filed all reports and believe we are in compliance with all requirements of the FDIC order.

     The order does not restrict the Bank from transacting its normal banking business. The Bank will serve its customers in all areas including making loans, establishing lines of credit, accepting deposits and processing banking transactions. All customer deposits remain fully insured to the highest limits set by FDIC.
     FRB Notice: On February 14, 2008, the Federal Reserve Bank of San Francisco, or FRB, notified WSB Financial Group, Inc. (the “Company”) and the Bank that it had designated the Company and Westsound Bank to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As a result of that designation neither the Company nor the Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB. In addition, neither the Company nor the Bank may make indemnification and severance payments without complying with certain statutory restrictions including prior written approval of the FRB and concurrence from the FDIC. Further, the Company is generally prohibited from making any payments to any entity, including dividends and interest payments (including dividends on its trust preferred securities, and interest at the holding company level), director fees, consulting expenses and other operating expenses, without notifying the FRB for prior approval of such payments. As of November 13, 2008 we believe all recommendations by FRB have been implemented.
     Sale of Premises and Equipment. The Bank sold surplus property which was originally purchased for potential branch expansion in Shelton, Washington for $468,000 in September 2008 for a net loss of $10,000 after closing costs.
     In recent months, Westsound Bank announced the construction of a new, permanent branch office in Poulsbo, and the relocation of its branch office in Silverdale. The new Silverdale branch is now located at 3035 NW Bucklin Hill Road and will offer improved parking and drive-up service.
     The new branch office in Poulsbo will be constructed next to the existing office at 21895 Viking Way, at the corner of Highway 305. Westsound Bank opened the full service Poulsbo branch location in February of 2006. The new office will further enhance the service afforded to its Poulsbo clientele. The new building is scheduled to open for business in the summer of 2009.
     Capital: Although the Company and the Bank were “well capitalized” at September 30, 2008 based on their financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, we understand that the Company and the Bank are no longer regarded as ‘well capitalized’ for federal regulatory purposes, as a result of the deficiencies cited in the FDIC order.
     As a result of this reclassification, the Bank’s borrowing costs and terms from the FRB, the FHLB and other financial institutions, as well as the Bank’s premiums to the Deposit Insurance Fund administered by the FDIC to insure bank and savings association deposits are expected to increase.
     Our cash expenditures, including legal and accounting fees, associated with the regulatory proceedings and the pending litigation (see Part II, Item 1: Legal Proceedings) cannot be reasonably predicted at this time. Litigation and any potential regulatory actions or proceedings can be time-consuming and expensive and could divert management time and attention from our business, which could have a material adverse effect on our revenues and results of operations. The adverse resolution of any specific lawsuit or potential regulatory action or proceeding could have a material adverse effect on our business, results of operations, and financial condition.
     Deposits. As of September 30, 2008 and December 31, 2007, we had $79.5 million and $117.4 million, respectively, of deposits from wholesale sources, including brokered deposits and internet certificates of deposit. See Note 4 to the Company’s unaudited consolidated financial statements for more information on the Company’s deposits. Management has developed and is implementing strategic advertising campaigns and promotions to attract and maintain core deposits and reduce its recent reliance on wholesale funding sources which are generally more rate-sensitive and considered a less stable funding source than local retail deposit relationships, or core deposits. As described above (see “—Capital Resources”), as a result of the FDIC order the Bank is subject to regulatory limitations with respect to its wholesale sourcing of deposits.

     Under the Federal Deposit Insurance Corporation Improvement Act, or FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. As of September 30, 2008 and December 31, 2007, we had $28.1 million and $65.0 million, respectively, of brokered deposits. As a result of the FDIC order described above in “—Recent Developments,” the Bank is subject to limitations with respect to its brokered deposits. The FDIC order prohibits Westsound Bank from increasing the amount of broker deposits above the amount outstanding on the effective date of the FDIC order, or soliciting, retaining or rolling over broker deposits except as approved by FDIC.
     We believe the Company and Westsound Bank remain adequately capitalized under regulatory guidelines, as of September 30, 2008, following the provisions for loan losses described above, and management believes the Company has sufficient capital resources and liquidity to be able to continue its normal business operations. See “Capital Resources” and “Liquidity” below.
Key Factors in Evaluating Financial Condition and Results of Operations
     As a bank holding company, we focus on a number of key factors in evaluating our financial condition and results of operations including:
•	Return on Average Equity;

•	Return on Average Assets;

•	Asset Quality;

•	Asset Growth;

•	Capital and Liquidity;

•	Net Interest Margin; and

•	Operating Efficiency.
     Return on Average Equity. Our return to our stockholders is measured in the form of return on average equity, or ROE. We had a net loss of $4.3 million for the three months ended September 30, 2008 compared to a net loss of $7.8 million for the three months ended September 30, 2007. The primary reason for the reduced loss in third quarter 2008 compared to the same period a year ago, was because we did not have to increase our provision for loan losses this quarter. Basic earnings (loss) per share, or EPS, decreased to $(0.77) for the three months ended September 30, 2008 compared to earnings (loss) per share of $(1.39) for the three months ended September 30, 2007. Similarly, diluted EPS decreased to $(0.77) for the three months ended September 30, 2008 compared to per share of $(1.39) for the three months ended September 30, 2007. Our ROE decreased to (44.6)% for the three months ended September 30, 2008 compared to (47.1)% for the three months ended September 30, 2007.
     We had a net loss of $21.1 for the nine months ended September 30, 2008 compared to a net loss of $5.2 million for the nine months ended September 30, 2007. Net income decreased due to increases in non-accrual loans, additions to the provision to loan losses and the valuation allowance for the deferred tax asset. Basic earnings (loss) per share, or EPS, decreased to $(3.78) for the nine months ended September 30, 2008 compared to $(0.94) for the nine months ended September 30, 2007. Diluted EPS decreased to $(3.78) for the nine months ended September 30, 2008 compared to $(0.94) for the nine months ended September 30, 2007. Our ROE decreased to (58.3)% for the nine months ended September 30, 2008 compared to (11.0)% for the nine months ended September 30, 2007.
     Return on Average Assets. Our return on average assets, or ROA, for the three months ended September 30, 2008 was (4.14)% compared to (6.62)% for the three months ended September 30, 2007.
     Our return on average assets, or ROA, for the nine months ended September 30, 2008 was (6.04)% compared to (1.61)% for the nine months ended September 30, 2007.
     Asset Quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of nonperforming loans and assets as a percentage of total loans and total assets, and net charge-offs as a percentage of average loans. These measures are key elements in estimating the future earnings of a financial institution. We had $119,067,000 in non-performing loans as of September 30, 2008 compared to $25,322,000 at December 31, 2007. Non-performing loans as a percentage of total loans were 36.85% as of September 30, 2008 compared to 6.12% at December 31, 2007. For the three months ended September 30, 2008 net charge-offs to average loans were 1.15%, as compared to 0.00% for the same period in 2007, and 1.78% for the nine months ended September 30, 2008 compared to 0.08% for the same period in 2007.
     Asset Growth. The majority of our assets are loans, and the majority of our liabilities are deposits, and therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets decreased 18.9% during the first nine months of 2008 from $489.3 million as of December 31, 2007 to $397.1 million as of September 30, 2008. Total deposits decreased 16.8% to $350.5 million as of September 30, 2008 compared to $421.4 million as of December 31, 2007. Net loans decreased 24.2% to $298.1 million as of September 30, 2008 compared to $393.4 million as of December 31, 2007.
     Capital and Liquidity. Maintaining adequate capital levels has been one of our primary areas of focus. Our average equity to assets decreased to 9.3% at September 30, 2008, as a result of our net loss, compared to average equity to assets at June 30, 2008 of 10.3% and 14.1% for the three month period ending September 30, 2007. Average equity to average assets for the nine month period ending September 30, 2008 was 10.4% compared to 14.7% for the same period last year. We monitor liquidity levels to ensure we have adequate sources available to fund our loan growth. The key measure we use to monitor liquidity is the net loan to deposit ratio. At September 30, 2008 the net loan to deposit ratio had decreased to 85.1%, down from 93.4% at December 31, 2007.
     Net Interest Margin. Our net interest margin decreased to 0.75% for the third quarter of 2008 compared to 4.83% for third quarter of 2007, primarily as a result of the increase in non-accruing loans. Our net interest margin for the nine months ended September 30, 2008 was 1.23% compared to 4.98% for the nine months ended September 30, 2007. Our net interest margin for the year ended December 31, 2007 was 4.62%
     Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income plus non-interest income) deteriorated to 662.9% for the third quarter of 2008 compared to 73.4% for third quarter of 2007, as a result of decreases in net interest income and the increased non-interest expense associated with the review and collection of loans. Our efficiency ratio increased to 307.1% for the first nine months of 2008 compared to 67.3% for the first nine months of 2007. Our efficiency ratio for the year ended December 31, 2007 was 67.6%.
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
     Although we believe the level of the allowance as of September 30, 2008 was adequate to absorb probable losses in the loan portfolio, a decline in local economic, or other factors, could result in increasing losses that cannot be reasonably predicted at this time.
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
     During the third quarter of 2008 we increased our deferred tax asset by $1.5 million and offset it by a $1.5 million increase to our valuation allowance. In the second quarter of 2008, we recognized a full valuation allowance against our net deferred tax asset in the amount of approximately $6.5 million after experiencing losses in our operations. Our cumulative losses in operations over the last four quarters offset prior gains due to the increase in our provision for loan losses and the reversal of interest on non-accruing loans.
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
     We have granted nonqualified and qualified stock options under our Stock Option Plan prior to 2006. We granted 24,000 shares in options in 2007 and 100,000 shares in the first nine months of 2008. Our stock options for employees include a service condition that relates only to vesting. The stock options generally vest over five years at the rate of 20% per year. Compensation expense is amortized on a straight-line basis over the vesting period of the award.
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
Financial Overview for the Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in thousands, except per share data)
Consolidated Statement of Earnings Data:
Interest income	$4,226	$10,142	$(5,916)	$16,558	$28,498	$(11,940)
Interest expense	3,657	4,666	(1,009)	13,006	12,807	199

Net interest income	569	5,476	(4,907)	3,552	15,691	(12,139)
Provision for loan losses	—	13,362	(13,362)	11,235	14,179	(2,944)

Net interest income (expense) after provision for loan losses	569	(7,886)	8,455	(7,683)	1,512	(9,195)
Non-interest income	194	1,025	(831)	591	3,601	(3,010)
Non-interest expense	5,061	4,768	293	12,724	12,977	(253)

Income (loss) before provision (benefit)for income taxes	(4,298)	(11,629)	7,331	(19,816)	(7,864)	(11,952)

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(Dollars in thousands, except per share data)
Provision (benefit) for income taxes	—	(3,877)	3,877	1,261	(2,624)	3,885

Net income (loss)	$(4,298)	$(7,752)	$3,454	$(21,077)	$(5,240)	$(15,837)

Earnings (loss) per share — basic	$(0.77)	$(1.39)	$0.62	$(3.78)	$(0.94)	$(2.84)

Earnings (loss) per share — diluted	$(0.77)	$(1.39)	$0.62	$(3.78)	$(0.94)	$(2.84)

     The Company reported a net loss of $4.3 million or $0.77 loss per diluted share for the quarter ended September 30, 2008 as compared to a net loss of $7.8 million or $1.39 diluted earnings per share for the quarter ended September 30, 2007. The decrease in the loss is attributable to no addition to provision for loan losses during the quarter ended September 30, 2008, compared to a $13.4 provision during the quarter ended September 30, 2007. Our return on average equity was (44.6)% and our return on average assets was (4.14)% for the three months ended September 30, 2008, compared to (47.1)% and (6.62)%, respectively for the three months ended September 30, 2007.
     We also reported a net loss of $21.1 million for the nine months ended September 30, 2008 compared to a net loss of $5.2 million for the nine months ended September 30, 2007. This earnings decline is attributed to the decrease in net interest income, increase in the provision for loan losses and provision for income taxes due to the valuation allowance for deferred taxes. Our return on average equity was (58.3)% and our return on average assets was (6.04)% for the nine months ended September 30, 2008 compared to (11.0)% and (1.61)%, respectively for the nine months ended September 30, 2007.
     Net Interest Income and Net Interest Margin. The $4.9 million or 89.6% decrease in net interest income for the three month period ended September 30, 2008 was due to a decrease in interest income of $5.9 million, reflecting the effect of a $148.9 million decrease in average interest-earning assets, offset by a decrease in interest expense of $1.0 million. Average interest-earning assets for the nine month period ending September 30, 2008 decreased $35.1 million with interest income decreasing $11.9 million and interest expense increasing slightly by $199,000. Average interest earning assets excluded average non-accrual loans at September 30, 2008 and included $660,000 at September 30, 2007 for the nine month periods.
     The average yield on our interest-earning assets was 5.60% for the three months ended September 30, 2008 period compared to 8.95% for the same period of 2007, a decrease of 3.35%. The decrease in average yield on loans was due to the increase in non-accruing loans and interest reversals. The decrease in the average yield on our interest-earning assets resulted from a decrease in market rates, repricing on our adjustable rate loans, and new loans originated with lower interest rates because of the decreasing interest rate environment, and reversal of non-accrual interest. The average yield on our interest earning assets was 5.73% for the nine months ended September 30, 2008 compared to 9.04% for the same period in 2007, a 3.31% decrease.
     The cost of our average interest-bearing liabilities decreased to 4.15% for the three months ended September 30, 2008 from 5.05% for the same period of 2007. In addition to broad decreases in the average rates paid by Westsound Bank on deposit balances, the decrease was the result of the change in the mix of deposits toward time deposits. Our average rate on our interest-bearing deposits decreased 0.86% to 4.14% during the three months ended September 30, 2008 from 5.00% for the same period of 2007, reflecting the lowering of deposit rates. Our average rate on interest-bearing deposits for the nine months ended September 30, 2008 was 4.40% compared to 4.97% at September 30, 2007, a decrease of 0.57%. Our average rate on total deposits (including non-interest bearing deposits) decreased to 4.16% for the nine months ended September 30, 2008 from 4.57% for the year ended December 31, 2007.
     The 408 basis point decrease in our net interest margin, which decreased to 0.75% for the three months ended September 30, 2008 from 4.83% for the three months ended September 30, 2007, was due to the decrease in earning assets yield. Our net interest margin decreased 375 basis points to 1.23% for the nine months ended September 30, 2008 from 4.98% for the nine months ended September 30, 2007.

     The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

	Three Months Ended September 30,
	2008			2007
			Average			Average
			Yield			Yield
	Average		or	Average		or
	Balance	Interest	Cost(6)	Balance	Interest	Cost(6)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)(2)(3)	$218,701	$3,754	6.83%	$424,407	$9,826	9.19%
Investment securities — taxable	15,942	146	3.64%	6,760	88	5.16%
Investment securities — non-taxable(3)	1,387	14	4.02%	1,814	18	3.94%
Federal funds sold	56,281	268	1.98%	13,285	171	5.11%
Other investments(4)	8,088	44	2.16%	3,077	39	5.03%

Total interest-earning assets	300,399	4,226	5.60%	449,343	10,142	8.95%
Non-earning assets:
Cash and due from banks	4,569			5,999
Unearned loan fees	(429)			(1,472)
Allowance for loan losses	(26,993)			(4,640)
Other assets(1)	135,118			15,372

Total assets	$412,664			$464,602

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$6,439	$14	0.86%	$7,504	$19	1.00%
Money market	61,093	362	2.36%	104,655	1,201	4.55%
Savings	10,216	51	1.99%	9,089	89	3.88%
Time certificates of deposit	264,639	3,140	4.72%	237,197	3,205	5.36%

Total interest-bearing deposits	342,387	3,567	4.14%	358,445	4,514	5.00%
Short-term borrowings	0	0	0.00%	11	0	0.00%
Junior subordinated debt	8,248	90	4.34%	8,248	152	7.31%

Total interest-bearing liabilities	350,635	3,657	4.15%	366,704	4,666	5.05%
Non-interest-bearing liabilities
Demand deposits	21,102			29,634
Other liabilities	2,572			2,945

Total liabilities	374,309			399,283
Stockholders’ equity	38,355			65,319

Total liabilities and stockholders’ equity	$412,664			$464,602

Net interest income		$569			$5,476

Net interest spread(5)			1.45%			3.91%
Net interest margin			0.75%			4.83%

(1)	Average non-accrual loans are included with other non-earning assets.

(2)	Loan fees of $182,000 and $1.3 million are included in the yield computations for September 30, 2008 and 2007, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(4)	Includes interest-bearing deposits with correspondent banks.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Annualized.

	Nine Months Ended September 30,
	2008			2007
			Average			Average
			Yield			Yield
	Average		or	Average		or
	Balance	Interest	Cost(6)	Balance	Interest	Cost(6)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans(1)(2)(3)	$289,351	$14,800	6.83%	$394,448	$27,493	9.32%
Investment securities — taxable	10,791	330	4.08%	6,491	232	4.78%
Investment securities — non-taxable(3)	1,625	32	2.63%	1,816	56	4.12%
Federal funds sold	78,628	1,291	2.19%	15,001	584	5.21%
Other investments(4)	5,827	105	2.41%	3,518	133	5.05%

Total interest-earning assets	386,222	16,558	5.73%	421,274	28,498	9.04%
Non-earning assets:
Cash and due from banks	5,067			5,525
Unearned loan fees	(588)			(1,171)
Allowance for loan losses	(24,084)			(4,394)
Other assets(1)	99,345			14,193

Total assets	$465,962			$435,427

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$7,038	$42	0.80%	$7,742	$59	1.02%
Money market	68,158	1,514	2.97%	104,174	3,551	4.56%
Savings	11,195	211	2.52%	6,971	200	3.84%
Time certificates of deposit	297,862	10,879	4.88%	213,259	8,548	5.36%

Total interest-bearing deposits	384,253	12,646	4.40%	332,146	12,358	4.97%
Short-term borrowings	0	0	0.00%	32	1	4.18%
Junior subordinated debt	8,248	360	5.83%	8,248	448	7.26%

Total interest-bearing liabilities	392,501	13,006	4.43%	340,426	12,807	5.03%
Non-interest-bearing liabilities
Demand deposits	22,260			28,720
Other liabilities	2,874			2,483

Total liabilities	417,635			371,629
Stockholders’ equity	48,327			63,798

Total liabilities and stockholders’ equity	$465,962			$435,427

Net interest income		$3,552			$15,691

Net interest spread(5)			1.30%			4.01%
Net interest margin			1.23%			4.98%

(1)	Average non-accrual loans are included with other non-earning assets

(2)	Loan fees of $951,000 and $3.8 million are included in the yield computations for September 30, 2008 and 2007, respectively.

(3)	Yields on loans and securities have not been adjusted to a tax-equivalent basis.

(4)	Includes interest-bearing deposits with correspondent banks.

(5)	Net interest spread represents the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(6)	Annualized.

     The following table shows the change in interest income and interest expense and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates.

	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008
	Compared to Three Months				Compared to Nine Months
	Ended September 30, 2007				Ended September 30, 2007
	Net				Net
	Change	Rate	Volume	Mix	Change	Rate	Volume	Mix
	(In thousands)
Loans	$(6,072)	$(10,002)	$(18,895)	$22,825	$(12,693)	$(9,808)	$(9,794)	$6,909
Investment securities — taxable	58	(103)	474	(313)	98	(45)	205	(62)
Investment securities — non-taxable	(4)	2	(17)	11	(24)	(27)	(8)	11
Federal funds sold	97	(427)	2,196	(1,672)	707	(452)	3,312	(2,153)
Other investments	5	(88)	252	(159)	(28)	(93)	117	(52)

Total interest income	(5,916)	(10,618)	(15,990)	20,692	(11,940)	(10,425)	(6,168)	4,653
Interest expense:
Interest-bearing demand	(5)	(10)	(11)	16	(17)	(17)	(7)	7
Money market	(839)	(2,298)	(1,983)	3,442	(2,037)	(1,657)	(1,641)	1,261
Savings	(38)	(173)	44	91	11	(92)	162	(59)
Time certificates of deposit	(65)	(1,519)	1,471	(17)	2,331	(1,024)	4,534	(1,179)
Short-term borrowings	0	0	0	0	(1)	(1)	(2)	2
Junior subordinated debt	(62)	(245)	0	183	(88)	(118)	0	30

Total interest expense	(1,009)	(4,245)	(479)	3,715	199	(2,909)	3,046	62

Net interest income	$(4,907)	$(6,373)	$(15,511)	$16,977	$(12,139)	$(7,516)	$(9,214)	$4,591

     Provision for Loan Losses. The provision for loan losses in each period is a charge against earnings in that period. The provision is that amount required to maintain the allowance for loan losses at a level that, in management’s judgment, is adequate to absorb probable loan losses inherent in the loan portfolio.
     There was no additional provision for loan losses for the three months ended September 30, 2008 compared to $13.4 million for the three months ended September 30, 2007.
     No provision for loan losses was recorded for the three months ended September 30, 2008. Several factors supported this decision:
1)	At September 30, 2008, the allowance for loan losses was $24.5 million, or 7.6% of total loans as compared to $28.1 million or 8.3% at June 30, 2008 and $19.5 million or 4.7% at December 31, 2007.

2)	Due to our collection activities, gross loans decreased between periods by approximately $16.7 million. This decrease in overall loan balances reduced the need for additional provision in the third quarter.

3)	On a portfolio basis, non-performing loans increased to $119.1 million at September 30, 2008 from $101.4 million at June 30, 2008. Reserve levels related to these loans were previously established at appropriate levels. As loans migrated from “criticized and classified” to “non-performing,” the specific reserve calculation resulted in no additional provision being required.
     The level of the allowance for loan losses at September 30, 2008 represents management’s best estimate of probable losses inherent in the loan portfolio based on all relevant information available at this time. Management’s loan maturity distribution analysis, combined with the continued scrutiny of our loan collateral coverage as tested by our loan collection history, may necessitate future adjustments to our allowance for loan losses.
      The provision for loan losses for the nine months ended September 30, 2008 was $11.2 million compared to $14.2 million for the nine months ended September 30, 2007. Total net loans decreased by $95.3 million for the first nine months of 2008 compared to an increase of $66.3 million for the same period of 2007. We experienced $6.2 million of net loan charge-offs in the first nine months 2008 compared to $299,000 of net loan charge-offs in the same period of 2007.
     For non-performing loans and any other loan where the borrower defaults on their loan agreement, Westsound Bank intends to pursue any or all remedies available pursuant to the loan documents and applicable federal and state laws, including foreclosure and pursuit of deficiencies.
     Non-Interest Income. The following table presents, for the periods indicated, the major categories of non-interest income:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(In thousands)
Service charges and other income	$194	$288	$(94)	$591	$999	$(408)
Net gain/(loss) on sale of loans	0	737	(737)	0	2,602	(2,602)

Total non-interest income	$194	$1,025	$(831)	$591	$3,601	$(3,010)

     The $831,000 or 81.0% decrease in total non-interest income during the three months ended September 30, 2008 was primarily influenced by the decrease in net gain on sale of loans and other loan fee income. Non-interest income for the nine months ended September 30, 2008 decreased $3.0 million or 83.6% from the same period of 2007.
     Non-Interest Expense. The following tables present, for the periods indicated, the major categories of non-interest expense, which represent a re-classification of certain categories as presented in our consolidated financial statements and related notes appearing elsewhere in this report:

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
			Increase			Increase
	2008	2007	(Decrease)	2008	2007	(Decrease)
	(In thousands)
Salaries, wages and employee benefits	$1,533	$2,510	$(977)	$4,770	$7,753	$(2,983)
Occupancy, equipment and depreciation	433	436	(3)	1,315	1,314	1
Data and item processing	175	167	8	545	490	55
Advertising expense	62	59	3	142	155	(13)
Printing, stationery and supplies	37	38	(1)	124	143	(19)
Telephone expense	22	26	(4)	65	83	(18)
Postage and courier	31	43	(12)	102	125	(23)
Legal fees	872	34	838	1,491	143	1,348
Director fees	(4)	70	(74)	186	193	(7)
Business and occupation taxes	37	83	(46)	146	240	(94)
Accounting and audit fees	122	37	85	444	123	321
Consultant fees	157	41	116	615	91	524
OREO expense, net	413	170	243	584	207	377
Provision (benefit) for unfunded credit losses	(44)	548	(592)	(430)	561	(991)
Other	1,215	506	709	2,625	1,356	1,269

Total non-interest expense	$5,061	$4,768	$293	$12,724	$12,977	$(253)

     The $293,000 or 6.1% increase in non-interest expense for the three months ended September 30, 2008 is primarily attributable to the increase in OREO expenses, legal, consultant, accounting and audit fees, net of the decrease in salary, occupancy, other costs associated with downsizing of our mortgage division and the decrease in allowance for unfunded credit losses. Non-interest expense decreased $253,000 or 2.0% for the nine months ending September 30, 2008 from the same period of 2007. We reversed $430,000 for credit losses for the nine month period due to the decrease in undisbursed commitments. These commitments were either funded or the loans were paid off or the loans matured.
     Provision (Benefit) for Income Taxes. We did not recorded a tax provision in the three months ended September 30, 2008 compared to a tax benefit of $3.9 million for the same period in the prior year. The tax provision for the nine months ending September 30, 2008 was $1.3 million compared to a tax benefit of $2.6 million for the same period in the prior year.
     Our deferred tax asset was $8.0 million at September 30, 2008 and offset by the deferred tax valuation allowance of $8.0 million that was established in the second quarter 2008 for a net deferred tax balance of $0. The deferred tax asset may be used as a benefit against future earnings.

Financial Condition
     Our total assets at September 30, 2008 and December 31, 2007 were $397.1 million and $489.3 million, respectively. Our average earning assets for the nine months ended September 30, 2008 and the fiscal year ended December 31, 2007 were $386.2 million and $430.7 million, respectively. Total deposits at September 30, 2008 and December 31, 2007 were $350.5 million and $421.4 million, respectively.
Loans
     Our net loans at September 30, 2008 and December 31, 2007 were $298.1 million and $393.4 million, respectively, a decrease of 24.2%. While we will continue to focus on our real estate lending portfolio, we intend to diversify our lending portfolio in future periods including more C&I loans. With the problems recently identified in our loan portfolio though and the decline in demand for real estate loans, which we and other community banks have focused on for growth the past several years, our loan portfolio can be expected to continue to decline in the near term.
     The following table shows the amounts (dollars in thousands) of loans outstanding at the end of each of the periods indicated.

	At September 30, 2008		At December 31, 2007		$ Increase	% Increase
	Amount	Percent	Amount	Percent	(Decrease)	(Decrease)
Real estate loans:
Construction & land development	$171,918	53.2%	$253,188	61.2%	$(81,270)	(32.1)%
Commercial real estate	61,931	19.2%	72,435	17.5%	(10,504)	(14.5)%
Residential real estate	46,863	14.5%	53,198	12.9%	(6,335)	(11.9)%
Commercial & industrial loans	39,285	12.2%	31,377	7.6%	7,908	25.2%
Consumer loans	3,075	0.9%	3,719	0.9%	(644)	(17.3)%

Gross loans	323,072	100.0%	413,917	100.0%	(90,845)	(21.9)%
Allowance for loan losses	24,536		19,514		5,022	25.7%
Deferred loan fees, net	406		967		(561)	(58.0)%

Net loans	$298,130		$393,436		$(95,306)	(24.2)%

     Concentrations. As of September 30, 2008, in management’s judgment, a concentration of loans existed in real estate-related loans. At that date, real estate-related loans comprised 86.9% of total loans. At December 31, 2007, real estate-related loans comprised 91.5% of total loans, of which approximately 66.8%, 19.1% and 14.1% were construction and land development, commercial real estate and residential real estate, respectively.
     Additionally, as of September 30, 2008, in management’s judgment, a concentration of loans existed in interest-only loans, primarily construction and development loans secured by real estate. At that date, interest-only loans comprised 53.0% of total loans, of which approximately 86.7% were construction and land development, 8.0% were residential, 1.7% were commercial real estate, 3.5% were commercial and industrial, and 0.1% were consumer. As of December 31, 2007, interest only loans comprised 64.4% of total loans.
     Our loan portfolio is also concentrated in real estate and a substantial majority of our loans and operations are in west Puget Sound, and therefore our business is particularly vulnerable to a downturn in the local real estate market.
     A continued decline in the performance of the economy, in general, or a further decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows. Interest-only loans also carry greater risk than principal and interest loans do, to the extent that no principal is paid prior to maturity, particularly during a period of rising interest rates and declining real estate values.
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

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Non-accrual loans	$119,067	$24,923
Accruing loans past due 90 days or more	—	399

Total non-performing loans (NPLs)	119,067	25,322
Other real estate owned	10,984	983

Total non-performing assets (NPAs)	$130,051	$26,305

Selected ratios
NPLs to total loans	36.85%	6.12%
NPAs to total assets	32.75%	5.38%
     Our levels of non-performing loans and OREO property increased significantly in the quarter ended September 30, 2008, primarily as a result of continued deterioration in the local housing market and the issues identified with respect to certain residential construction loans. See “Recent Developments” above.
     The following table provides a break-down (dollars in thousands) by location of the Company’s loan portfolio at September 30, 2008:

	Total	Kitsap	% of	King	% of	Pierce	% of	Other	% of
	Loans	County	Loans	County	Loans	County	Loans	Counties	Loans
Real estate loans:
Spec construction	$48,609	$19,134	6%	$10,684	3%	$10,776	3%	$8,015	2%
Custom construction	80,180	17,568	5%	41,154	13%	14,201	4%	7,257	2%

Total construction	128,789	36,702	11%	51,838	16%	24,977	8%	15,272	5%
Vacant land & land development	43,129	22,677	7%	4,239	1%	5,428	2%	10,785	3%
1-4 family mortgage	34,866	17,493	5%	2,716	1%	6,418	2%	8,239	3%
Multifamily mortgage	11,997	4,964	2%	—	0%	2,955	1%	4,078	1%
Commercial real estate	61,931	43,538	13%	2,905	1%	3,339	1%	12,149	4%
Commercial & industrial loans	39,285	20,319	6%	14,741	5%	2,483	1%	1,742	1%
Consumer loans	3,075	2,864	1%	20	0%	23	0%	168	0%

Gross loans	$323,072	$148,557	46%	$76,459	24%	$45,623	14%	$52,433	16%
     The following table provides a break-down (dollars in thousands) by non-accrual status of the Company’s loan portfolio at September 30, 2008:

				% of Non-
	Loans	% of Loans	Non-Accruals	Accruals
Real estate loans:
Spec construction	$48,609	15%	$29,608	24.9%
Custom construction	80,180	25%	45,667	38.4%

Total construction	128,789	40%	75,275	63.2%
Vacant land & land development	43,129	13%	16,597	13.9%
1-4 family mortgage	34,866	11%	9,546	8.0%
Multifamily mortgage	11,997	4%	2,783	2.3%
Commercial real estate	61,931	19%	2,710	2.3%
Commercial & industrial loans	39,285	12%	11,860	10.0%
Consumer loans	3,075	1%	296	0.2%

Gross loans	$323,072	100%	119,067	100.0%
     OREO Properties. At September 30, 2008 we had $11.0 million in OREO property and $1.0 million at December 31, 2007.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Impaired Loans
Balance at end of period (1)	$119,071,139	$22,884,467	$119,071,139	$22,884,467

Total related allowance for losses	$17,220,675	$4,237,285	$17,220,675	$4,237,285

Average investment in impaired loans	$65,237,712	$6,168,483	$39,415,027	$2,467,393

Interest income recognized on impaired loans	$68,966	$447,252	$522,587	$870,703

Cash-basis interest income received on impaired loans	$68,966	$300,465	$484,512	$771,433

(1)	Includes $119.1 million non-accrual loans at September 30, 2008 and $1.1 million at September 30, 2007.
     Loan Commitments. Many of our lending relationships contain funded and unfunded elements. The funded portion is reflected on our balance sheet. For lending relationships carried at historical cost, the unfunded component of these commitments is not recorded on our balance sheet until a draw is made under the credit facility; however, a reserve is established for probable losses. At September 30, 2008 we had a reserve balance of $35,000 for allowance for unfunded credit losses and $465,000 at December 31, 2007.
     Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect us against deterioration in the borrowers’ ability to pay.
     As of September 30, 2008 and December 31, 2007, our unfunded commitments totaled $13,621,000 and $81,610,000 respectively.
     Contingent Liabilities for Sold Loans. In the ordinary course of business, the Bank sells loans without recourse that may have to be subsequently repurchased due to defects that occurred during the origination of the loan. The defects are categorized as documentation errors, underwriting errors, early payment defaults, breach of representation or warranty, delinquencies and fraud. When a loan sold to an investor without recourse fails to perform according to its contractual terms, the investor will typically review the loan file to determine whether defects in the origination process occurred. If a defect is identified, the Bank may be required to either repurchase the loan or indemnify the investor for losses sustained. If there are no such defects, the Bank has no commitment to repurchase the loan. The Bank has recorded no reserve to cover loss exposure related to these guarantees. The Company did not repurchase any loans in the third quarter of 2008, but repurchased three loans totaling $811,144 during the first two quarters of 2008.
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
     There was no additional provision for loan losses for the three months ended September 30, 2008. Management performed a loan risk identification process during the first half of 2008 that resulted in a significant increase in the loan loss allowance in these periods. This included downgrading loans prior to non-performing and obtaining updated real estate valuations in conjunction with impairment analysis.
     In the third quarter of 2008 the provisioning to the allowance on the loans identified in prior periods is still adequate. The Bank’s actual charge offs against the loan loss reserves have performed closely to our expectations. Loan pay offs and transfers to OREO have decreased loan assets. We anticipate future charges offs against the allowance to be close to the current reserves for these identified loans.
     Future additional provisions to the loan loss reserves may be made as appropriate as new loans are identified or as existing loan may deteriorate. See Note 3 to the Company’s unaudited consolidated financial statements for more information on the Company’s loans and allowance for loan losses.
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

     The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	As of and For The		As of and For The
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$28,140	$4,492	$19,514	$3,972
Loans charged off
Real estate loans:
Construction	3,414	12	5,512	69
Commercial real estate	—	—	—	109
Residential real estate	155	—	663	47
Commercial & industrial loans	—	—	—	62
Consumer loans	55	3	62	12

Total	3,624	15	6,237	299
Recoveries:
Real estate loans:
Construction	20	—	20	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Commercial & industrial loans	—	—	—	—
Consumer loans	—	—	4	—

Total	20	0	24	0
Net loan charge-off (recovery)	3,604	15	6,213	299
Reclassification of unfunded credit commitments to other liabilities	—	13	—	—
Provision for loan losses	—	13,362	11,235	14,179

Ending balance	$24,536	$17,852	$24,536	$17,852

Loans	$322,666	$427,012	$322,666	$427,012
Average loans	329,848	424,407	365,452	394,448
Non-performing loans	119,067	2,677	119,067	2,677
Selected ratios:
Net charge-offs to average loans	1.15%	0.00%	1.78%	0.08%
Provision for loan losses to average loans	0.00%	3.15%	3.07%	3.59%
Allowance for loan losses to loans outstanding at end of period	7.60%	4.18%	7.60%	4.18%
Allowance for loan losses to non-performing loans	20.6%	666.9%	20.6%	666.9%
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
     Because there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or types of loans, including general economic, other conditions and trends, we have established a portion of the allowance for loan losses based on our evaluation of these risks. This portion of our allowance is determined based on various factors including, but not limited to, general economic conditions of our market area, the growth, composition and diversification of our loan portfolio, the experience level of our lending officers and staff, and the quality of our credit risk management. As of September 30, 2008, this risk portion of the allowance for loan losses was $419,000 or 1.7% of the total allowance, compared with $381,000 or 2.0% of the total allowance as of December 31, 2007. The decrease in this risk portion of the allowance in the first nine month period of 2008 was due to the reassessment of loans and reclassifying them to specific allocations.
Investments
     The carrying value of our investment securities totaled $16.2 million at September 30, 2008 and $8.8 million at December 31, 2007. Our portfolio of investment securities during 2008 and 2007 consisted primarily of federal and state government securities.
     The carrying values of our portfolio of investment securities at September 30, 2008 and December 31, 2007 were as follows:

	Carrying Value at
	September 30,	December 31,	$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands)
U.S. government agencies	$14,744	$6,980	$7,764	111.2%
Obligations of states and political subdivisions	1,389	1,813	(424)	(23.4)%
Mortgage-backed securities	33	39	(6)	(15.4)%

Total investment securities	$16,166	$8,832	$7,334	83.0%

Deposits
     Total deposits were $350.5 million at September 30, 2008 compared to $421.4 million at December 31, 2007. The 16.8% decrease in total deposits is attributed primarily to the decrease in money market and certificates of deposit exceeding $100,000. Non-interest-bearing demand deposits decreased to $19.4 million or 5.5% of total deposits from $24.7 million, or 5.9% of total deposits, at December 31, 2007. Interest-bearing deposits are comprised of interest-bearing demand, money market accounts, regular savings accounts, time deposits of under $100,000 and time deposits of $100,000 or more.
     The following table shows the average amount and average rate paid on the categories of deposits for each of the periods indicated:

	Nine Months Ended		Year Ended
	September 30, 2008		December 31, 2007
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand	$7,038	0.80%	$7,542	1.02%
Money market	68,158	2.97%	99,941	4.49%
Savings	11,195	2.52%	7,802	3.78%
Time certificates of deposit	297,862	4.88%	226,050	5.33%
Non-interest bearing deposits	22,260	0.00%	28,426	0.00%

Total	$406,513	4.16%	$369,761	4.57%

     Deposits are gathered from individuals, partnerships and corporations in our market areas. Our policy also permits the acceptance of brokered deposits subject to regulatory approval. The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing. The 41 basis point decrease in interest rates paid during the nine months ended September 30, 2008 is reflective of the decrease in offering rates.
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
     September 30, 2008 Overview. As of September 30, 2008, our stockholders’ equity totaled $35.7 million, and our equity to asset ratio was 9.0%, compared to 11.6% as of December 31, 2007. This decrease is primarily the result of the net loss for the period that resulted from the additions to the allowance for loan losses, the reversal of the tax benefit and the increase in legal fees from the class action settlement.
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

	Regulatory Requirements
	(Greater than or equal to		Actual at September 30, 2008
	stated percentage)			WSB Financial
	Adequately Capitalized	Well Capitalized	Westsound Bank	Group, Inc.
Tier 1 leverage capital ratio	4.0%	5.0%	10.6%	10.6%
Tier 1 risk-based capital	4.0%	6.0%	13.1%	13.1%
Total risk-based capital	8.0%	10.0%	14.4%	14.4%

	Regulatory Requirements
	(Greater than or equal to		Actual at December 31, 2007
	stated percentage)			WSB Financial
	Adequately Capitalized	Well Capitalized	Westsound Bank	Group, Inc.
Tier 1 leverage capital ratio	4.0%	5.0%	13.6%	13.9%
Tier 1 risk-based capital	4.0%	6.0%	15.0%	15.4%
Total risk-based capital	8.0%	10.0%	16.3%	16.7%
     Although the ratios presented above show that the Company and the Bank were “well capitalized” at September 30, 2008 and December 31, 2007 based on their financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in regulatory guidelines, the Company and the Bank are no longer regarded as “well capitalized” for federal regulatory purposes, as a result of the deficiencies cited in the FDIC order. See Note 2. There are no conditions or events since the FDIC order that management believes have changed the Bank’s category.
     The Company and Westsound Bank believe they remain adequately-capitalized under regulatory guidelines, as of September 30, 2008, following the additional provisions for loan losses, and management believes that the Company has sufficient capital resources and liquidity to be able to continue its normal business operations.

     In order to manage our capital position more efficiently, we formed WSB Financial Group Trust I, a Delaware statutory trust formed with capital of $248,000, for the sole purpose of issuing trust preferred securities. During the third quarter of 2005, WSB Financial Group Trust I issued 8,000 Capital Securities, or the trust preferred securities, with liquidation value of $1,000 per security, for gross proceeds of $8.0 million. The entire proceeds of the issuance were invested by WSB Financial Group Trust I in $8.248 million of Junior Subordinated Deferrable Interest Debentures, or the subordinated debentures, issued by Westsound Bank, with identical maturity, repricing and payment terms as the trust preferred securities. The subordinated debentures represent the sole assets of WSB Financial Group Trust I. The subordinated debentures mature on September 15, 2035, and bear an interest rate at September 30, 2008 of 4.54% (based on 3-month LIBOR plus 1.73%), with repricing occurring and interest payments due quarterly. We injected $7.9 million of the net proceeds from the sale of the subordinated debentures into Westsound Bank and retained the remaining proceeds for the needs of WSB Financial Group, Inc.
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
     Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at September 30, 2008 of 4.54%. For each successive period beginning on March 15 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 1.73%. WSB Financial Group Trust I has the option to defer payment of the distributions for a period of up to five years, as long as we are not in default on the payment of interest on the subordinated debentures. We have guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities. For financial reporting purposes, our investment in the trust is accounted for under the equity method and is included in other assets on the accompanying consolidated balance sheet. The subordinated debentures issued and guaranteed by us and held by the trust are reflected on our consolidated balance sheet in accordance with provisions of Interpretation No. 46 issued by the Financial Accounting Standards Board, or FASB, No. 46, Consolidation of Variable Interest Entities. Under applicable regulatory guidelines, all of the trust preferred securities currently qualify as Tier 1 capital, although this classification may be subject to future change.
     On February 25, 2008, May 1, 2008, August 4, 2008 and November 3, 2008 the Company elected to defer payment of interest on the Junior Subordinated Debt Securities for the interest payment due March 15, 2008, June 15, 2008, September 15, 2008 and December 15, 2008, respectively, as permitted by the indenture agreement. This election was the result of the notification by the Federal Reserve Bank of San Francisco, or FRB that the Company and the Bank had been designated to be in a “troubled condition” for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As a result of that designation, the Company is generally prohibited from making any payments to any entity, including dividends and interest payments (including dividends on its trust preferred securities, and interest at the hold company level) without notifying the FRB for prior approval of such payments.
     The Company may incur liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of these contractual arrangements under which the Company may be held liable is included above under “—Financial Condition – Loans, Contingent Liabilities for Sold Loans.”
Liquidity
     The ability to have readily available funds sufficient to repay fully maturing liabilities is of primary importance to depositors, creditors and regulators. Our liquidity, represented by cash and due from banks, federal funds sold and available-for-sale securities, is a result of its operating, investing and financing activities and related cash flows. In order to ensure funds are available at all times, we devote resources to projecting on a monthly basis the amount of funds that will be required and maintain relationships with a diversified customer base so funds are accessible. Liquidity requirements can also be met through short-term borrowings or the disposition of short-term assets. Our borrowing line with FHLB has been placed on hold until FHLB completes its credit analysis of the Bank and will probably be collateral dependent. As of September 30, 2008 we had $14.8 million in securities available to be sold or pledged to the FHLB.
     We have a formal liquidity policy, and in the opinion of management, our liquid assets are considered adequate to meet our cash flow needs for loan funding and deposit cash withdrawal for the next 60 to 90 days. At September 30, 2008, we had approximately $70.6 million in liquid assets comprised of $55.8 million in cash and cash equivalents (including fed funds sold of $43.8 million), and $14.8 million in available-for-sale securities.
     On a long term basis, our liquidity will be met by changing the relative distribution of our asset portfolios, i.e., reducing investment or loan volumes, or selling or encumbering assets. Further, we will increase our liquidity by soliciting higher levels of deposit accounts through promotional activities and/or borrowing from our correspondent banks as well as Federal Home Loan Bank. At the current time, our long-term liquidity needs primarily relate to funds required to support loan originations and commitments and deposit withdrawals. All of these needs can currently be met by cash flows from investment payments and maturities, and investment sales if the need arises. Our liquidity is comprised of three primary classifications: cash flows from or used in operating activities; cash flows from or used in investing activities; and cash flows provided by or used in financing activities.
     Net cash provided by or used in operating activities has consisted primarily of net income adjusted for certain non-cash income and expense items such as the loan loss provision, investment and other amortization and depreciation.
     Our primary investing activities are the origination of real estate, commercial and consumer loans and purchase and sale of securities. We also invest in Federal Funds sold which decreased by $13.1 million at September 30, 2008 from December 31, 2007. Our net loans decreased for the nine months ended September 30, 2008 by $95.3 million. Investment securities increased to $16.2 million at September 30, 2008 from $8.8 million at December 31, 2007. At September 30, 2008 we had outstanding loan commitments of $13.4 million and outstanding letters of credit of $204,000. We anticipate that we will have sufficient funds available to meet current loan commitments.
     Net cash provided by financing activities has been impacted significantly by decreases in deposit levels. During the nine months ended September 30, 2008, deposits decreased by $70.9 million. During the year ended December 31, 2006, net proceeds from our initial public offering provided an additional $40.2 million cash.
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
     At September 30, 2008, our market value of portfolio equity exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in market value of portfolio equity for this set of rate shocks as of September 30, 2008.
Market Value of Portfolio Equity

				Percentage of
		Percentage Change	Percentage of	Portfolio Equity
Interest Rate Scenario	Market Value	from Base	Total Assets	Book Value
	(Dollars in thousands)
Up 200 basis points	$34,495	(0.8)%	8.7%	96.70%
Up 100 basis points	34,739	(0.1)%	8.7%	97.38%
BASE	34,767	—	8.8%	97.46%
Down 100 basis points	34,667	(0.3)%	8.7%	97.18%
Down 200 basis points	35,322	1.6%	8.9%	99.02%
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
     Net Interest Income Simulation. In order to measure interest rate risk at September 30, 2008, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and a net interest income forecast using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (embedded options), and accordingly the simulation model uses national indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
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
     For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At September 30, 2008, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
Sensitivity of Net Interest Income

				Net Interest
				Margin Change
	Adjusted Net	Percentage Change	Net Interest	(in basis
Interest Rate Scenario	Interest Income(1)	from Base	Margin Percent(1)	points)
	(Dollars in thousands)
Up 200 basis points	$3,419	6.3%	1.26%	8
Up 100 basis points	3,324	3.4%	1.22%	4
BASE	3,215	—	1.18%	—
Down 100 basis points	3,124	(2.8)%	1.15%	(3)
Down 200 basis points	3,145	(2.2)%	1.16%	(2)

(1)	These percentages are not comparable to other information discussing the percent of net interest margin since the income simulation does not take into account loan fees.
     Gap Analysis. Another way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to re-pricing in specified time periods.
     The following table sets forth the distribution of re-pricing opportunities of our interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap (that is, interest rate sensitive assets less interest rate sensitive liabilities), cumulative interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities and the cumulative gap as a percentage of total assets and total interest-earning assets as of September 30, 2008. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may re-price in accordance with their contractual terms. The interest rate relationships between the re-priceable assets and re-priceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on our net interest margins.

	September 30, 2008
	Amounts Maturing or Re-pricing in
		Over	Over
		3	1
	3	Months	Year
	Months	to	to	Over
	or	12	5	5	Non-
	Less	Months	Years	Years	Sensitive(1)	Total
	(Dollars in thousands)
Assets

Cash and due from banks	$7,484	$—	$—	$—	$4,470	$11,954
Federal funds sold	43,800	—	—	—	—	43,800
Investment securities	1,004	3,155	11,140	781	86	16,166
Loans	92,960	42,745	56,695	11,604	118,662	322,666
Other assets(2)	567	—	—	—	1,918	2,485

Total assets	$145,815	$45,900	$67,835	$12,385	$125,136	$397,071

Liabilities and Stockholders’ Equity

Non-interest-bearing demand deposits	$—	$—	$—	$—	$19,409	$19,409
Interest-bearing demand, money market and savings	7,693	23,081	35,200	2,993	—	68,967
Time certificates of deposit	59,318	154,514	48,169	340	(215)	262,126
Short-term debt	—	—	—	—	—	—
Long-term debt	8,248	—	—	—	—	8,248
Other liabilities	—	—	—	—	2,649	2,649
Stockholders’ equity	—	—	—	—	35,672	35,672

Total liabilities and stockholders’ equity	$75,259	$177,595	$83,369	$3,333	$57,515	$397,071

Period gap	70,556	(131,695)	(15,534)	9,052	67,621
Cumulative interest-earning assets	145,815	191,715	259,550	271,935
Cumulative interest-bearing liabilities	75,259	252,854	336,223	339,556
Cumulative gap	70,556	(61,139)	(76,673)	(67,621)
Cumulative interest-earning assets to cumulative interest-bearing liabilities	1.94	0.76	0.77	0.80
Cumulative gap as a percent of:
Total assets	17.8%	(15.4)%	(19.3)%	(17.0)%
Interest-earning assets	48.4%	(31.9)%	(29.5)%	(24.9)%

(1)	Assets or liabilities and equity which are not interest rate-sensitive.

(2)	Allowance for loan losses of $24.5 million as of September 30, 2008 is included in other assets.
     At September 30, 2008, we had $191.7 million in assets and $252.9 million in liabilities re-pricing within one year. This means that $61.2 million more of our interest rate sensitive liabilities than our interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or re-pricing within one year at September 30, 2008 is 0.76. This analysis indicates that at September 30, 2008, if interest rates were to increase, the gap would result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of re-pricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as basis risk, and generally relates to the re-pricing characteristics of short-term funding sources such as certificates of deposit.
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
(Remainder of page intentionally blank)

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Controls and Procedures
     Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer, with the assistance of our principal accounting officer, based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report concluded that, as disclosed below with respect to material weakness and changes in our internal control over financial reporting, the Company’s disclosure controls and procedures were not effective as of September 30, 2008.
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
     We have made or are in the process of implementing the following managerial and operational changes to correct these deficiencies and to improve our internal controls over financial reporting, including:
•	the audit committee engaged the services of Young and Associates to perform a compensation analysis to include a peer analysis for the board of directors, senior management and department heads. This analysis was completed in the second quarter 2008.

•	the Bank retained an experienced credit manager that had recently been hired from outside the Bank as a regional manager, as chief lending officer in June, 2007 to manage its loan origination and approval process, credit administration and controls, timely identification of risk and problem loans and emerging risks in the loan portfolio in compliance with company policies and procedures and banking laws and regulations. Credit administration now validates loan grades through an internal loan approval process developed by the chief lending officer. The chief lending officer reports to the Bank’s chief executive officer.

•	in November, 2007 the Bank established a new special assets department. The Special Assets Department is responsible for construction, commercial real estate and commercial loan collections, reporting to the chief lending officer and the board. The Bank retained an experienced workout specialist as a consultant to this department.

•	the Company retained a new independent loan consulting firm in the fourth quarter of 2007 to perform external reviews of the Company’s loan portfolio.

•	the chief lending officer is revising lending policies and developing a series of new or improved reports for credit administration to better monitor credit risks internally and provide more detail about loans and credits to senior management, the Board and its loan committee, including but not limited to, concentrations, exceptions to loan policies, special assets and OREO reports, and monthly delinquent, non-accrual, classified loans and exposure. The Bank retained an experienced loan administrator as a consultant.

•	a comprehensive risk assessment of the Bank was performed by Audit One, an independent auditing firm, in first quarter 2008. As a result of this assessment, the 2008 audit plan has been adopted by the audit committee, focusing on the lending area.

•	the audit committee and the Board have made changes to the internal audit function. Rather than add staff to our internal audit department and take the time to train, we chose to engage third party firms that are strong, reputable companies that will provide an independent and timely audit, including Audit One and Young and Associates. All third party firms will report directly to the audit committee.

•	the audit committee has or will engage several companies, such as accounting, audit, compliance and information technology consultants to conduct extensive internal audits in the operational and lending area. The scope of the audit will be identified and approved by the audit committee and will include loan process review, procedural review, compliance with consumer regulations, privacy, loan documentation, information reporting, reserve for loan and lease loss methodology and calculations, enterprise risk assessment, holding company activities, administrative activities, liquidity, central operations, compliance with the Bank Secrecy Act. Internal audit results are reported regularly to the audit committee on a continual basis using a modified tracking system. The department head is responsible for providing a management response to the audit committee if there are weaknesses noted in their area. Tracking of the audits will be performed by the Company’s chief risk officer.

•	establishing a communications procedure for reporting progress in all areas to the FDIC, DFI and FRB.

•	the audit committee engaged Audit One, an independent third party audit firm to conduct testing on our internal controls over financial reporting beginning the third quarter 2008. Results will be submitted directly to the audit committee.
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
     On October 14, 2008 the Company reported it has entered into a settlement agreement with the lead plaintiff in the pending securities class action. The class action settlement is subject to the approval of the United States District Court for the Western District of Washington.
     The settlement agreement provides for the certification of a class consisting of all persons who purchased the Company’s common stock pursuant or traceable to its initial public offering completed on December 21, 2006. The total amount of the settlement is $4.85 million. The Company’s directors’ and officers’ liability insurance policy will contribute approximately $4.45 million towards the settlement amount and has previously contributed approximately $350,000 towards the Company’s legal fees. The settlement agreement contains no admission of fault or wrongdoing by the Company or the other defendants.
     As of November 3, 2008, the Company had commenced foreclosure proceedings on approximately 199 real estate loans. Some or all of these loans could result in actual foreclosures. The Company is unable to predict the outcome of these matters. Our cash expenditures, including legal and other fees, associated with pending litigation and the regulatory proceedings described above (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) cannot be reasonably predicted at this time. Litigation and any potential regulatory actions or proceedings can be time-consuming and expensive and could divert management time and attention from our business, which could have a material adverse effect on our revenues and results of operations. The adverse resolution of any specific lawsuit or potential regulatory action or proceeding could have a material adverse effect on our business, results of operations, and financial condition.
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
We are experiencing significant difficulties in our loan portfolio, particularly in our residential construction, land development and mortgage loans. Over 87% of our loans are real estate related.
     Approximately 86.9% of our loan portfolio as of September 30, 2008 was comprised of loans secured by real estate, including construction and development, commercial and residential real estate loans. We are experiencing significant difficulties in our loan portfolio, particularly our residential construction, land development and mortgage loans. Many of these loans are maturing and classified as non-performing assets while we work with the borrowers to maximize our recovery. In the first nine months of 2008 our non-accrual loans increased significantly, from $24.9 to $119.1 million, primarily as a result of maturing construction and land development loans that we are choosing not to renew in order to keep all of its legal remedy options available. The contraction or expansion of our non-accrual loan portfolio and OREO properties in future periods will depend upon our ongoing collection efforts and market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
Defaults and related losses in our residential construction, land development and mortgage loan portfolio could be greater than currently anticipated and could result in a significant increase in other real estate owned (“OREO”) balances and number of properties to be disposed of, which would adversely affect our financial results.
     Actual losses related to loans in our residential construction and land development loans may be greater then anticipated, resulting in additional provision for credit losses in future periods. In addition, as part of our collection process for all nonperforming loans, we may foreclose on and take title to the real estate serving as collateral for the loan. Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as other real estate owned property. We expect to take additional properties into OREO. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties and, in certain cases, complete construction of residences prior to sale. Any decrease in sale prices on homes may lead to OREO write-downs with a corresponding expense in our income statement. We expect that our earnings over the next several quarters could be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in real estate during the period they are held in OREO. We will also be at risk of further declines in real estate prices in the market areas in which we conduct our lending business.
The downturn in the local real estate market could cause collateral for loans made by us to decline in value, and loan delinquencies and non-performing assets to increase.
     The downturn in the local real estate market could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline further, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the property collateralizing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.
Our allowance for loan losses may not be adequate to cover actual losses.
     A significant source of risk arises from the possibility that we could sustain losses due to loan defaults and non-performance on loans. We maintain an allowance for loan losses in accordance with accounting principles generally accepted in the United States to provide for such defaults and other non-performance. As of September 30, 2008, our allowance for loan losses as a percentage of loans was 7.60%. The determination of the appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control. In addition, our underwriting policies, adherence to credit monitoring processes, and risk management systems and controls may not prevent unexpected losses. Our allowance for loan losses may not be adequate to cover actual loan losses. Moreover, any increase in our allowance for loan losses will adversely affect our earnings.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Recent Sales of Unregistered Securities. The following sets forth information regarding all unregistered securities sold by the registrant in the three month period ended September 30, 2008:
          (1) Securities Issued Upon Exercise of Stock Options. There were no shares of common stock issued by registrant in the fiscal quarter ended September 30, 2008 pursuant to the exercise of stock options under the 1999 Incentive Stock Option Plan (the “Plan”).
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
     Not applicable.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5: OTHER INFORMATION
     Not applicable.
ITEM 6: EXHIBITS
     See Exhibit Index on pages — 56 – 57.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

WSB FINANCIAL GROUP, INC.
(Registrant)

Date: November 13, 2008	/s/ Terry A. Peterson

Terry A. Peterson, Chief Executive Officer

Date: November 13, 2008	/s/ Mark D. Freeman

Mark D. Freeman, Chief Financial Officer

Exhibit
Number	Exhibit Index

3.1+	Articles of Incorporation of WSB Financial Group, Inc.

3.2+	Articles of Amendment

3.3+	Bylaws of WSB Financial Group, Inc.

3.4+	Amendment to Bylaws

10.1*+	1999 Stock Option Plan

10.2*+	Forms of 1999 Incentive Stock Option Plan Agreements

(a)+	Directors

(b)+	Employees

10.3+	Lease for Port Orchard branch, dated May 28, 2001

10.4+	Lease for Silverdale branch, dated October 1, 2001 and October 1, 2003

10.5+	Lease for Gig Harbor branch, dated March 2, 2004

10.6+	Lease for Federal Way branch, dated March 30, 2005

10.7+	Lease for Port Townsend LPO, dated August 18, 2006

10.8†+	Agreement between Westsound Bank and Fiserv Solutions Inc. dated August 11, 2006

10.9*+	Westsound Bank 401(k) Profit Sharing Plan

10.10+	Placement Agreement among the registrant, WSB Financial Group Trust I and Cohen Bros. & Company dated July 25, 2005

10.11+	Indenture by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.12+	Guarantee Agreement by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.13*+++	Employment Agreement with Terry A. Peterson

10.14*+	Employment Agreement with Mark D. Freeman

10.15*+	Form of Employment Agreement with other executive officers

10.16+	Form of Indemnification Agreement with directors

10.17+	Audit Committee Charter

10.18+	Compensation Committee Charter

Exhibit
Number	Exhibit Index

10.19+	Corporate Governance/Nominating Committee Charter

10.20++	Separation Agreement with David K. Johnson (previously filed with the Securities and Exchange Commission on Form 8-K on February 4, 2008)

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Terry A. Peterson) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Mark D. Freeman) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Previously filed with the Company’s Amendment No. 5 to the S-1 registration statement filed with the Securities and Exchange Commission on December 8, 2006, file no. 333-137058.

++	Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008.

+++	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Securities and Exchange Commission on August 12, 2008.