Form 10-K
period 2008-12-31
WSB Financial Group, Inc.
filed 2009-04-03
CIK 1372791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of March 27, 2009, 5,574,853 shares of the registrant’s common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates as of June 30, 2008 was $8,379,678 (based upon the closing sales price of $1.65 per share).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Annual Report to Shareholders for fiscal year ended December 31, 2008 — Part II.
Portions of Definitive Proxy Statement to be filed with the Securities and Exchange Commission, relating to the 2009 Annual Meeting of Shareholders, to be held on June 16, 2009 — Part III.

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
Item 1. Business
     We are a bank holding company headquartered in Bremerton, Washington. At December 31, 2008, we had, on a consolidated basis, total assets of $365.2 million, net loans of $265.8 million, total deposits of $330.0 million and stockholders’ equity of $24.3 million.
     Westsound Bank, our wholly owned subsidiary, is a Washington commercial bank that was opened for business in March 1999 by local community leaders and experienced bankers with the mission of providing a superior community banking service model to the west Puget Sound area. We operate nine full service branches that are located primarily in the west Puget Sound area. We believe this is an attractive market that benefits not only from its proximity to the economic activity in the Seattle Metropolitan Statistical Area, but also the high quality of living it offers its residents and seasonal visitors. We formed our holding company, WSB Financial Group, Inc., in 2005.
     Our headquarters and administrative offices are located at our downtown branch at 607 Pacific Avenue, Bremerton, Washington 98337 and our telephone number is (360) 405-1200. We maintain a website at www.westsoundbank.com.
Our Business Strategy
     Our current business strategy emphasizes the following:
•	Focusing on our compliance, internal audit and risk management function, including our interest, credit and operational risks.

•	Proactively managing loan collections, credit quality and internal controls within loan operations, to correct deficiencies and comply with the FDIC order. See Part II, Item 9A(T) of this report.

•	Expanding our business and commercial lending activities, including our commercial and industrial, or C&I, lending and diversifying our loan portfolio through our existing branches.

•	Managing our liquidity, maintaining and improving our capital position on a risk-adjusted basis in compliance with regulatory guidelines, while exploring prudent means to grow our business internally.

•	Growing our local, core deposits in order to fund loans and help maintain our net interest margins.

•	Retaining well-trained, motivated personnel who provide superior client service.
     The Company and its subsidiary, Westsound Bank, are subject to pending and proposed regulatory actions, with respect to their operations, including an FDIC order described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.” As a result of the FDIC order, the significant operating losses incurred in 2008 and 2007, and the resulting deterioration of our capital position, we believe there is substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2 to the consolidated financial statements.
Our Business Activities
     The principal business of the bank is to utilize deposits and other funding sources in making loans which generate interest income. The principal sources of funds for the bank’s loans and investments are demand, time, savings and other deposits and repayment of loans. The principal expenses associated with the bank are interest paid on deposits, employee compensation, office expenses and other operating expenses. The bank does not currently offer trust or fiduciary services.
     We provide banking services throughout our primary market area to real estate clients, contractors and small-to-medium-sized businesses in our market. Many of our real estate clients are involved in the development, construction and resale of commercial and residential properties in and around the west Puget Sound and the Seattle Metropolitan Statistical Area. Our business clients are involved in light manufacturing, distribution or other services. We also provide a broad range of banking services and products to individuals, including personal checking and savings accounts and other consumer banking products, including electronic banking.
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
     Our clients are generally comprised of the following groups:
•	Real estate developers and contractors in need of land, construction and permanent financing for commercial and residential developments;

•	Small- to medium-sized businesses in need of secured and unsecured lines of credit or permanent C&I loans;

•	Individuals in need of residential mortgage products and consumer loan products; and

•	Professionals and professional firms, such as architectural, engineering, insurance and financial firms, in need of operating facilities.
     Our lending activities are concentrated in two main categories: real estate and commercial/consumers.
Real Estate:
     We are focused on commercial and residential real estate lending throughout a project’s life cycle, from acquisition and development loans to acquire property, to permanent, long-term financing.
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
     Our development loans are secured by the entire property being platted and developed. Lending on raw land carries the significant risk of a change in market conditions during the development process. Our borrowers’ projects currently range from short plats (2-4 lots) to subdivisions with up to 55 lots. During the development process, we fund costs for site clearing and grading and infrastructure, including utilities and roads. Lot release minimum prices are agreed upon at loan closing. We target most developments to be paid out at 75% of sales. Loan to value ratios typically range from 65% to 75%, depending on the financial strength and experience of the developer. Most development loans have maturities of 12 to 24 months.
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
     Permanent commitments are primarily restricted to no greater than 10 year maturities with rate adjustment periods generally at least every 60 months when fixed commitments exist.
     Residential Mortgage Loans. Our residential mortgage loans consist of residential construction loans, home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers. Second mortgage loans and home equity lines of credit are used for home improvements, education and other personal expenditures. We make mortgage loans with a variety of terms, including fixed, floating and variable interest rates and a variety of loan maturities.
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
     Commercial and industrial loans generally have a higher degree of risk than commercial real estate loans, but have commensurately higher yields. Commercial real estate loans generally are made on the basis of the value of an income-producing property and the ability to repay the loan is dependent upon the successful operation of a business. In contrast, C&I loans typically are made on the basis of the borrower’s ability to repay the loan from the cash flow from its business and are secured by business assets with less easily determinable or achievable value, such as accounts receivable, equipment and inventory. Lines of credit typically have a 12 month commitment and will generally be secured by the trading asset that is being financed. In cases of larger commitments, a borrowing base certificate may be required to determine eligible collateral and advance parameters. Term loans seldom exceed 60 months, but in no case exceed the depreciable life of the tangible asset being financed.

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
     We also issue credit cards to certain of our clients. In determining to whom we will issue credit cards, we evaluate the borrower’s level and stability of income, past credit history and other factors. Finally, we make additional loans that are not classified in one of the above categories. In making such loans, we attempt to ensure that the borrower meets our loan underwriting standards.
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
•	Individual Authorities. Individual loan officers have approval authority of various levels based on experience and abilities up to $100,000 for secured and unsecured loans. The chief lending officer has approval authority of up to $250,000 for secured and unsecured loans.

•	Senior Loan Committee. The senior loan committee consists of the chief executive officer and the chief lending officer. The committee has approval authority up to $500,000 for secured and unsecured loans.

•	Directors Loan Committee. The directors loan committee consists of three directors of Westsound Bank, the chief executive officer and the chief lending officer. It has approval authority up to our legal lending limit, which was approximately $6.5 million at December 31, 2008.
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
     The grade on each individual loan is subject to review from time to time, and may be changed if warranted. The board of directors of Westsound Bank reviews monthly the aggregate amount of all loans graded as watch, special mention, substandard or loss. Additionally, changes in the grade for a loan may occur through any of the following means:
•	random reviews of the loan portfolio conducted by loan administration;

•	reviews conducted by an outside loan reviewer;

•	bank regulatory examinations; or

•	quarterly action plans submitted to loan administration by the responsible lending officers for each credit graded 4-7.

     Loan Delinquencies. When a borrower fails to make a committed payment, we attempt to cure the deficiency by contacting the borrower to seek payment. Habitual delinquencies and loans delinquent 10 days or more are reviewed at the weekly directors loan committee meeting for possible changes in grading.
     Classified Assets. Federal regulations require that each insured bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets, and, if appropriate, classify them. We use grades 4-7 of our loan grading system to identify potential problem assets. There were $76.5 million, $15.0 million and $3.3 million in classified loans at December 31, 2008, December 31, 2007 and December 31, 2006, respectively.
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
Our Investment Activities
     Our investment strategy is designed to be complementary to and interactive with the our other activities (i.e. cash position; borrowed funds; quality, maturity, stability and earnings of loans; nature and stability of deposits; capital and tax planning). Investment securities consist primarily of U.S. Agency issues and municipal bonds. In addition, for bank liquidity purposes, we use Fed Funds Sold which are temporary overnight sales of excess funds to correspondent banks. Our securities portfolio is managed in accordance with guidelines set by our investment policy. Specific day-to-day transactions affecting the securities portfolio are managed by our chief financial officer. These securities activities are reviewed quarterly or more often, as needed, by our ALCO committee and are reported monthly to our board of directors.
     Our general objectives with respect to our investment portfolio are to:
•	maintain collateral for pledging requirements;

•	achieve an acceptable asset/liability gap position (based on our separate policy related to asset/liability management that provides guidance for how investments are to be used to manage asset/liability gaps); and

•	provide a suitable balance of quality and diversification to our assets.

Deposit Products and Other Sources of Funds
     Our primary sources of funds for use in our lending and investing activities consist of:
•	deposits;

•	maturities and principal and interest payments on loans and securities;

•	other borrowings; and

•	funds down-streamed into Westsound Bank from time to time by WSB Financial Group, Inc.
     We closely monitor rates and terms of competing sources of funds and utilize those sources we believe to be the most cost effective, consistent with our asset and liability management policies.
     Deposits. An important balance sheet component affecting our net interest margin is the composition and cost of our deposit base. We can improve our net interest margin to the extent that growth in deposits can be focused in the less volatile and somewhat more traditional core deposits, or total deposits less CDs greater than $100,000, commonly referred to as Jumbo CDs. We attempt to price our deposit products in order to promote deposit growth and satisfy our liquidity requirements and offer a variety of deposit products in order to satisfy our clients’ needs.
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
     We intend to continue our efforts at attracting deposits from our business lending relationships in order to reduce our cost of funds and improve our net interest margin. Also, we believe that we have the ability to attract sufficient additional funding by re-pricing the yields on our CDs in order to meet loan demands during times that growth in core deposits differs from loan demand. We have also utilized wholesale funding from time to time, as well as Internet-based rate offerings to attract large sums of deposits, which are now restricted by the FDIC order described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.” The FDIC order prohibits Westsound Bank from increasing the amount of broker deposits above the amount outstanding on the effective date of the FDIC order, or soliciting, retaining or rolling over broker deposits except as approved by FDIC.
     In addition to our traditional marketing methods, we attract new clients and deposits by:
•	expanding long-term business client relationships, including referrals from our clients; and

•	building deposit relationships through our branch relationship officers.
     Other Borrowings. We can borrow from the Federal Home Loan Bank, or FHLB, pursuant to an existing commitment based on the value of the collateral pledged (either loans or securities). We had no FHLB borrowings in 2008.

Other Products and Services
     We offer a variety of other products and services, including:
•	Courier Services. We offer courier services to our business clients. Courier services permit us to provide the convenience and personalized service that our clients require by scheduling pick-ups of deposits and facilitating other banking transactions.

•	Telephone and Internet Banking. We believe there is a strong demand within our market for telephone and Internet banking. These services allow both consumer and business clients to access detailed account information and manage their accounts, including on-line balance transfers and bill payment. These services enable our clients to conduct their banking business and monitor their bank accounts from remote locations and at any time. We believe our telephone and Internet banking services are invaluable in attracting and retaining clients and encourage them to consider Westsound Bank for all their banking and financial needs.

•	Automatic Teller Machines (ATM). In 2005 we analyzed our ATM services and found that it would be more cost effective for us, and more beneficial to our clients, to discontinue ATMs at our branches and instead offer ATM fee reimbursement to our clients, allowing them to use ATMs nationwide without paying a per transaction fee. Each checking and deposit account has a monthly reimbursement limit.

•	Other Products. We offer other banking-related specialized products and services to our clients, such as cashier’s checks, debit/credit cards, wire transfers, and safe deposit services.
Our Concentrations/Clients
     No individual or single group of related accounts is considered material in relation to our assets or deposits or in relation to our overall business. However, approximately 86.1% of our loan portfolio at December 31, 2008 consisted of real estate-secured loans, including commercial loans secured by real estate, construction loans and real estate mortgage loans. Moreover, our business activities are currently focused in west Puget Sound, particularly Kitsap County. Consequently, our business is dependent on the trends of this local economy, and in particular, the commercial and residential real estate markets. At December 31, 2008, we had twenty loans in excess of $1.5 million each, totaling $55.1 million. These loans comprise approximately 2.1% of our loan portfolio by number of loans and 19.4% by total loans outstanding. Not including credit card and consumer overdraft lines and purchased participation loans, our average loan size as of December 31, 2008 was approximately $272,000.
     Our lending policies also establish client and product concentration guidelines to control single client and product exposures. As these guidelines are not absolute, at any particular point in time the ratios may be higher or lower because of funding on outstanding commitments. Set forth below are our concentration guidelines and the segmentation of our loan portfolio by loan type as of December 31, 2008.

	Percent of Total
	Tier 1 Capital	Percent of Total Loans
	Actual	Policy Limit	Actual
Real Estate
Construction	283%	50.0%	32%
Land development	142%	25.0%	16%
Commercial real estate	189%	40.0%	22%
Residential real estate	144%	40.0%	16%
Commercial and industrial	114%	50.0%	13%
Consumer	9%	25.0%	1%

Risk Management
     We are committed to maintaining internal controls to manage the risks of our business. Our audit committee has defined our most significant risks and measures the trends from low to high. The committee has identified credit risk as the main area that could have the greatest impact on capital. In order to mitigate and proactively manage this area of risk and help ensure that problem loan information is captured accurately and timely to calculate our allowance for loan losses (see Part II. Item 9A(T), Controls and Procedures, we continue to establish procedures and have committed experienced human resources to this effort.
     We have focused on enhancing Credit Administration, including the following actions:
•	Continuing and ongoing updates and enhancements to our lending policies and procedures to give lending personnel clear guidance on loan management, approval, and collection processes.

•	Continuing and ongoing enhancements of reporting for management, the board of directors, and our independent auditor for the purpose of adequately monitoring the loan quality of the Bank.

•	The special assets department, which was created in late 2007, is becoming a seasoned and cohesive team responsible for collection and restructuring of under-performing and non-performing loans.

•	Two seasoned full time consultants joined the Bank in April 2008 and October 2008. One is an attorney who specializes in loan collection activity and the second consultant helps to oversee all of the Bank’s lending activities. Both consultants report directly to the President and CEO.

•	Charles L. Turner, appointed to Chief Lending Officer in 2007, oversees all lending activities, special credits, loan policy and procedures, loan documentation activities, board and management reporting, and is responsible for recommending Allowance for Loan and Lease Losses.

•	A management loan committee was formed in the first quarter of 2009 as an adjunct to the directors loan committee.

•	We are working with area law firms to help the bank minimize lender liability concerns while aggressively collecting on under-performing and non-performing loans.
     We believe that this reorganization of the lending area will allow management to maintain an accurate understanding of risk levels at all times, and enable us to develop strategic plans with the necessary risk parameters to adequately protect our capital and maintain our liquidity.
Training Program
     We have a training facility at our headquarters in Bremerton, Washington with interactive training stations in a classroom type setting. We use the training program to provide both continuing education and regulatory training, as well as general operational and sales training. The program covers all aspects of banking, from regulatory compliance and financial topics to client service and sales.
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
     With this investment in technology, the bank offers Internet-based delivery of products for both its consumer and business clients. Clients can check balances, check account history, transfer funds, pay bills, use interactive calculators and correspond via e-mail with the bank over the Internet. The Internet provides an inexpensive way for the bank to expand its geographic reach and branch activities while providing the kinds of services one would expect from larger banks.
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
Our Market Area
     We operate primarily in the west Puget Sound area, which encompasses the Kitsap and Olympic peninsulas and along the I-5 corridor in Federal Way, Washington. According to our federal banking regulator, the Federal Deposit Insurance Corporation, or FDIC, our headquarters in downtown Bremerton is located in “a low income” area and our other branches are located in “middle income” areas. The west Puget Sound market benefits from a high quality of life, with significant outdoor recreational opportunities, median home prices significantly below the Seattle Metropolitan Statistical Area and a small community lifestyle. In addition, our markets are benefiting from a growing base of small- and medium-sized businesses, as well as a number of growing military operations. We also benefit from the significant economic activity generated in and around the Seattle Metropolitan Statistical Area as defined by the U.S. Census Bureau, which includes King, Pierce and Snohomish counties. While we have a limited presence in the Seattle Metropolitan Statistical Area with our Federal Way and Gig Harbor branches, these locations have not yet greatly impacted our overall performance and we do not have any locations in the city of Seattle. The Seattle Metropolitan Statistical Area has a diversified economy with major employers in a number of growth industries including aerospace, technology, health care, computer and telecommunications. Commuters ride the state ferries each day between their homes on Bainbridge Island and in other Kitsap County communities and downtown Seattle.
Kitsap County
     With four branches, Kitsap County is the largest market we serve, with a majority of our deposits and loans. Based on FDIC data as of June 30, 2008, we had a 8.8% deposit market share in Kitsap County. As of fourth quarter 2008, the unemployment rate for Kitsap County was 5.7% which was slightly lower than the rate for the Seattle Metropolitan Statistical Area for the same period of 5.8%.
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
Clallam County
     We have two branches in Clallam County. Based on FDIC data as of June 30, 2008, we had a 8.6% deposit market share in Clallam County. Unemployment in the county as of fourth quarter 2008 is 7.9%. Health care and tourism from Canada are among the key industries. The city of Sequim, long known as a retirement haven, is establishing itself as a regional shopping center for the Olympic Peninsula.
Seattle Metropolitan Statistical Area
     We currently have one branch in Pierce County in Gig Harbor, approximately thirty-five miles from the city of Seattle. Based on FDIC data as of June 30, 2008, we had a deposit market share of less than 1.0% in Pierce

County, which includes the city of Tacoma, located thirty miles south of Seattle. The Port of Tacoma is a major center of business in the county. A second Tacoma Narrows bridge linking Pierce County commuters with Gig Harbor in west Puget Sound was completed in 2007, making commuting from Tacoma and the south King County area to Seattle a viable option.
     We have one branch in south King County in Federal Way which is approximately twenty miles from the city of Seattle. Like our west Puget Sound market area, south King County enjoys lower housing costs than the Seattle Metropolitan Statistical Area generally. The largest employer in south King County is Weyerhaeuser Company, a paper and wood products manufacturer.
Our Competition
     The banking and financial services business in the west Puget Sound and Seattle Metropolitan Statistical Area is highly competitive. This competitive environment is a result primarily of growth in community banks, changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. We compete for loans, deposits and clients with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we offer.
     According to the FDIC’s deposit market share report, as of June 30, 2008 18 banks operated in Kitsap County and 14 operated in Clallam county. In Kitsap County, two large national banks, Bank of America, N.A. and Washington Mutual Bank, had approximately 32.7% of all deposits and two other community banks, American Marine Bank and Kitsap Bank, had approximately 29.8% of all deposits.
     We believe that our focus on client service and relationship-banking distinguishes us from the larger banks, and can provide us with a sustainable competitive advantage over our competitors in the west Puget Sound market, including other community banks.
     Management believes that the principal competitive factors affecting our markets include interest rates paid on deposits and charged on loans, the range of banking products available and client service and support. Although management believes that our products currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial resources.
Employees
     We had a total of 93 full-time equivalent employees at December 31, 2008. Our employees are not represented by a labor organization, and we are not aware of any activity seeking such organization. We believe that our relationship with our employees is good.
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
Compliance
     In order to assure that we are in compliance with the laws and regulations that apply to our operations, including those summarized below, we employ a compliance officer, and we engage an independent compliance auditing firm. We are regularly reviewed by the Federal Reserve, the FDIC, and the Washington Department of Financial Institutions, Division of Banks, or DFI, during which reviews such agencies assess our compliance with applicable laws and regulations. We are subject to pending and proposed regulatory actions as a result of recent examinations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
Federal Bank Holding Company Regulation
     General. WSB Financial Group, Inc. is a registered financial holding company as defined in the Bank Holding Company Act of 1956, as amended, or the Bank Holding Company Act, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. WSB Financial Group, Inc. must file reports with the Federal Reserve and must provide it with such additional information as it may require.
     The Federal Reserve may require WSB Financial Group Inc. to terminate an activity or terminate control or liquidate or divest certain subsidiaries, affiliates or investments when the Federal Reserve believes the activity or the control of the subsidiary or affiliates constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries.
     The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, WSB Financial Group, Inc. must file written notice and obtain Federal Reserve approval prior to purchasing or redeeming its equity securities. Additionally, WSB Financial Group, Inc. is required by the Federal Reserve to maintain certain levels of capital. See “Capital Adequacy” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” for a discussion of the applicable federal capital requirements.
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
     Restrictions on Ownership of WSB Financial Group, Inc. The Bank Holding Company Act requires any “bank holding company” (as defined in that Act) to obtain the approval of the Board of Governors of the Federal Reserve System prior to acquiring more than 5% of WSB Financial Group’s outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the Federal Reserve Board to acquire 10% or more of WSB Financial Group’s outstanding common stock under the Change in Bank Control Act. Any holder of 25% or more of WSB Financial Group’s outstanding common stock, other than an individual, is subject to regulation as a bank holding company under the Bank Holding Company Act.
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
     Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither WSB Financial Group, Inc. nor Westsound Bank may condition an extension of credit to a client on either (i) a requirement that the client obtain additional services provided by us or (ii) an agreement by the client to refrain from obtaining other services from a competitor.
     Support of Subsidiary Banks. Under Federal Reserve policy, WSB Financial Group, Inc. is expected to act as a source of financial and managerial strength to Westsound Bank. This means that WSB Financial Group, Inc. is required to commit, as necessary, resources to support Westsound Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.
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
     In addition, a bank may not pay cash dividends if doing so would reduce its capital below minimum applicable federal capital requirements. See “Capital Adequacy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources” below for a discussion of the applicable federal capital requirements.
     Other Regulations. The loan operations of our Bank are subject to state usury laws and federal laws concerning interest rates.
     Federal Laws Applicable to Credit Transactions. The loan operations of our Bank are also subject to federal laws applicable to credit transactions, such as the:
•	National Flood Insurance Act, requiring notices to borrowers and mandating insurance for properties in flood zones;

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
     Federal Laws Applicable to Deposit Operations. The deposit operations of our Bank are subject to:
•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and clients’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
     Brokered Deposits. Under the Federal Deposit Insurance Corporation Improvement Act, or FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. As of December 31, 2008, we had $55.2 million of brokered deposits. As a result of the FDIC order described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments,” the Bank is subject to limitations with respect to its brokered deposits. The FDIC order prohibits Westsound Bank from increasing the amount of broker deposits above the amount outstanding on the effective date of the FDIC order, or soliciting, retaining or rolling over broker deposits except as approved by FDIC.
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
     As a system member, our Bank is entitled to borrow from the FHLB of its region and is required to own a certain amount of capital stock in the FHLB. Our Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. Any loans, advances and other extensions of credit made by the FHLB to our Bank must be secured by a portion of its mortgage loan portfolio, certain other investments and the capital stock of the FHLB held by the Bank.
     Mortgage Banking Operations. Our Bank is subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.
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
Privacy
     Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third-parties. Pursuant to these rules, financial institutions must provide:
•	initial notices to clients about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third-parties and affiliates;

•	annual notices of their privacy policies to current clients; and

•	a reasonable method for clients to “opt out” of disclosures to nonaffiliated third-parties.

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
     Washington state enacted “opting in” legislation in accordance with the Interstate Act, allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Until recently, Washington restricted out-of-state banks from opening de novo branches; however, in 2005, Washington interstate branching laws were amended so that an out-of-state bank may, subject to the DFI’s approval, open de novo branches in Washington or acquire an in-state branch so long as the home state of the out-of-state bank has reciprocal laws with respect to de novo branching or branch acquisitions. Once an out-of-state bank has acquired a bank within Washington, either through merger or acquisition of all or substantially all of the bank’s assets or through authorized de novo branching, the out-of-state bank may open additional branches within the state.
Deposit Insurance
     Westsound Bank’s deposits are currently insured to a maximum of $250,000 per depositor during 2009 through the Deposit Insurance Fund administered by the FDIC. The maximum insured amount is currently scheduled to return to its previous level of $100,000, in 2010. In addition, we are participating in the FDIC Insurance Temporary Liquidity Guarantee Program, in which all noninterest bearing transaction deposit accounts are fully insured until December 31, 2009. Westsound Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
     The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.
     FDIC insured depository institutions pay insurance premiums at rates based on their risk classification. In 2006, the FDIC finalized a rule intended to match an institution’s deposit insurance premium to the risk an institution poses to the deposit insurance fund. Under the system, the FDIC designates a target reserve ratio for the deposit insurance fund, or DIF, within the range of 1.15 percent and 1.5 percent and each depository institution falls within one of four risk categories depending on supervisory ratings and financial ratios. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In 2007, the FDIC issued one-time assessment credits that can be used to offset this expense. The average rate for the DIF assessment was 7.31 basis points per $100 of deposits for 2008, 5.67 basis points for 2007 and 1.24 basis points for 2006.
     In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. First quarter 2009 assessment rates were increased to between 12 and 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents. Pursuant to a February 27, 2009 ruling, beginning April 1, 2009, assessment rates will be at 12 to 45 basis points.
     On February 27, 2009, the FDIC approved an interim rule to institute a one-time special assessment of 20 cents per $100 in domestic deposits to restore the DIF reserves depleted by recent bank failures. The interim rule additionally reserves the right of the FDIC to charge an additional up-to-10 basis point special premium at a later point if the DIF reserves continue to fall.
     We paid $1.1 million of FDIC assessments in 2008, $193 thousand in 2007, and $36 thousand in 2006.
     The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DIF.

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
     Regulatory Actions, Business Plan and Going Concern Considerations. As a result of the FDIC order, the significant operating losses incurred in 2008 and 2007, and the resulting deterioration of our capital position, we believe there is substantial doubt about our ability to continue as a going concern. See Management’s plans in regard to these matters are also discussed in Note 2 to the consolidated financial statements.
State Corporate Law Restrictions
     As a Washington corporation, WSB Financial Group, Inc. is subject to certain limitations and restrictions under applicable Washington corporate law. For example, state law restrictions in Washington include limitations and restrictions relating to indemnification of directors; distributions to shareholders; transactions involving directors, officers, or interested shareholders; maintenance of books, records, and minutes; and observance of certain corporate formalities.
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

Executive Officers of the Registrant
     The names and ages of all executive officers of the Company and the positions and offices held by such persons as of March 15, 2008 are as follows:

Name	Position with the Company	Age

Terry A. Peterson	President, Chief Executive Officer, Director, WSB Financial Group, Inc. and Westsound Bank	53
Mark D. Freeman	Executive Vice President of Finance and Operations, Chief Financial Officer, WSB Financial Group, Inc. and Westsound Bank	56
Veronica R. Colburn	Senior Vice President, Corporate Secretary, WSB Financial Group, Inc. and Westsound Bank	46
Charles L. Turner	Senior Vice President, Chief Lending Officer, Westsound Bank	48
Robin A. Seelye	Senior Vice President, Operations, Westsound Bank	38
Notice About Forward-Looking Statements
     This annual report on Form 10-K includes forward-looking statements. These statements may be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will” or the negative thereof or other variations thereon or comparable terminology. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are:
•	changes in general economic conditions, either nationally or locally in the west Puget Sound and Seattle Metropolitan Statistical Area;

•	the extent and duration of continued economic, credit and financial market disruptions and governmental actions to address these disruptions;

•	inflation, interest rate, market and monetary fluctuations;

•	legislative or regulatory changes or changes in accounting principles, policies or guidelines;

•	the adequacy of our credit risk management and the allowance for loan losses, Westsound Bank’s asset quality, and our ability to collect on delinquent loans, including the residential construction loans;

•	the availability of and costs associated with sources of liquidity;

•	changes in real estate values generally, within the markets in which we generate loans, which could adversely affect the demand for loans and may adversely affect collateral held on outstanding loans;

•	our ability to successfully defend against claims asserted against us in lawsuits arising out of, or related to, our lending operations or any regulatory action taken against us, as well as any unanticipated litigation, regulatory, or other judicial proceedings;

•	due to the significant operating losses incurred in 2008 and 2007, the resulting deteriorating capital position of the Company and the Bank and the FDIC order, we believe there is substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2 to the consolidated financial statements;

•	we may be required to pay significantly higher FDIC premiums in the future;

•	the success of the Company at managing the risks involved in the foregoing; and

•	other risks which may be described in our future filings with the SEC under the Securities Exchange Act of 1934.
     Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included or incorporated by reference into this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments. In addition, we may make certain statements in future SEC filings, in press releases and in oral and written statements that are not statements of historical fact and may constitute forward-looking statements.
Item 1A. Risk Factors
     An investment in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider the risks described below, as well as the other information contained in this report, including our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any of the risks described below could significantly and adversely affect our business, prospects, financial condition and results of operations. If one or more of these risks and uncertainties is realized, the trading price of our common stock could decline, and you could lose all or part of your investment. This report is qualified in its entirety by these risk factors.
Risks Relating to Our Business and Market
The continued downturn in our real estate market areas and weakness in the economy could adversely affect our financial condition and profitability.
     Westsound Bank’s retail banking and lending are concentrated in the west Puget Sound area of Washington state, including Kitsap County. Because of our relatively small size and geographic concentration, adverse changes in local economic conditions, such as income levels, deposits and housing starts, would have a relatively greater affect on us than they would on the larger national and regional competitors that are active in our market areas. As a result of this geographic concentration, our financial condition and earnings largely depend upon economic conditions in this area, although they also depend on economic conditions in other areas.
     We are currently operating in a challenging and uncertain economic environment, both nationally and locally. Like other financial institutions, we are being affected by sharp declines in the real estate market, constrained financial markets and a weak economy. Continued declines in real estate values, home sales and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their clients and demand for our products and services, which could adversely affect our financial condition and earnings, increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.
We are experiencing deterioration in our loan portfolio, particularly in our real estate construction and land development loans.
     Approximately 86.1% of our loan portfolio as of December 31, 2008 was comprised of loans secured by real estate, including construction and development, commercial and residential real estate loans. Approximately 73% of our residential real estate loans are single family (1-4 units) and 27% are multifamily. We are experiencing deterioration in our loan portfolio, particularly in our real estate construction and land development loans, which represented approximately 48.3% of our loan portfolio as of December 31, 2008. Many of these loans are maturing and classified as nonperforming assets while we work with the borrowers to maximize our recovery. If loan payments from borrowers are over 90 days past due, the loans are placed on nonaccrual status, thereby reducing and/or reversing previously accrued interest income. During 2008, our nonaccrual loans increased significantly, from $24.9 million to $112.2 million, primarily as a result of construction and land development loans that we are choosing not to renew in order to keep all of our legal remedy options available. The contraction or expansion of our nonaccrual loan portfolio and OREO properties in future periods will depend upon our ongoing collection efforts and changes in market conditions. Additional information regarding credit risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loans.”
Our allowance for loan losses may not be adequate to cover actual losses.
     At December 31, 2008, our allowance for loan losses as a percentage of total loans was 6.47%. The determination of the appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in our real estate markets and interest rates that are beyond our control. Our underwriting policies, credit monitoring processes and risk management systems and controls may not prevent unexpected losses. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any required increase in our allowance for loan losses would adversely affect our earnings. Additional information regarding the allowance for loan losses is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Loan Losses.”
Defaults and related losses in our residential construction and land development loan portfolio could result in a significant increase in other real estate owned (“OREO”) balances and the number of properties to be disposed of, which would adversely affect our financial results.
     As part of our collection process for all nonperforming loans, we may foreclose on and take title to the real estate serving as collateral for the loan. Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as other real estate owned property. We expect to take additional properties into OREO. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties and, in certain cases, complete construction of improvements prior to sale. Any decrease in sale prices on properties may lead to OREO write-downs with a corresponding expense in our income statement. We expect that our earnings over the next several quarters could be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in real estate during the period they are held in OREO. We will also be at risk of further declines in real estate prices in the market areas in which we conduct our lending business.
We may elect or be compelled by our regulators to raise additional capital which may not be available or may adversely affect existing stockholders. Alternatively, we may have to pursue other strategies such as selling assets and looking for a merger partner.
     We may need to raise additional capital in the future through financings to maintain required levels of capital ratios, to improve our financial condition, or to increase liquidity available for operations. Any equity or debt financing, if available at all, may not be available on terms that are favorable to us. In the case of equity financings, dilution to our existing stockholders could result and, in any case, securities issued may have rights, preferences and privileges that are senior to those of our current stockholders. Debt financing could also negatively affect future earnings due to interest charges. Available capital markets are not favorable today and we do not anticipate any material improvement in these markets in the near term. Therefore, there can be no assurance that we will be able to raise additional capital on any terms. If we cannot raise additional capital or continue to down-size our operations or engage in a strategic merger or sale, we may not be able to sustain further deterioration in our financial condition and other regulatory actions may be taken.
Restrictions imposed by regulatory actions could have an adverse effect on us and failure to comply with any of their provisions could result in further regulatory actions or restrictions.
     WSB Financial and its subsidiary, Westsound Bank, are subject to pending and proposed regulatory actions, including an FDIC order, with respect to their operations, described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.” The FDIC identified deficiencies in the management and supervision of the Bank that primarily relate to loan underwriting, procedures and monitoring, excessive concentrations in construction and land development loans, and related concerns about the Bank’s capital and liquidity. These regulatory actions could limit our growth and adversely affect our earnings. In addition, failure to comply with these regulatory actions could result in further regulatory actions or restrictions, including monetary penalties.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.
     WSB Financial is subject to extensive regulation, supervision and examination by the Federal Reserve Board, its holding company regulator, and Westsound Bank is subject to extensive supervision and examination by the Washington Department of Financial Institutions, its chartering authority, and the Federal Deposit Insurance Corporation, as insurer of Westsound Bank’s deposits. Such regulations and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and our depositors, not our stockholders. For example, the FDIC and the Federal Reserve Board recently issued joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices, that sets forth supervisory criteria to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny. The Guidance applies to Westsound Bank, based on our current loan portfolio, and we expect that our business and operations will be subject to enhanced regulatory review for the foreseeable future. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action may have a material impact on our operations.
Market and other constraints on our construction loan origination volume are expected to lead to decreases in our interest and fee income that are not expected to be fully offset by reductions in our noninterest expenses.
     Due to existing conditions in housing markets in the areas where we operate, the recession and other factors, we project our construction loan originations to be materially constrained in 2009. This will lower interest income and fees generated from this part of our business. Unless this revenue decline is offset by other areas of our operations, our total revenues may decline relative to our total noninterest expense. We expect that it will be difficult to find new revenue sources in the near term to completely offset expected declines in our interest income.
The value of certain securities in our portfolio may be negatively affected by disruptions in the market for these securities.
     The market for certain securities held within our portfolio has become more volatile over the past year. These volatile markets may affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks, in addition to interest rate risk typically associated with these securities. There can be no assurance that the declines in market value associated with these disruptions will not result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income, equity and capital ratios.
Fluctuations in interest rates could reduce our profitability and affect the value of our assets.
     Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including but not limited to; general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits as well as the fair value of our financial assets and liabilities. If the interest we pay on deposits and other borrowings increases at a faster rate than the interest we receive on loans and other investments, our net interest income, and therefore earnings, could be adversely effected. Earnings could also be adversely affected if the interest we receive on loans and other investments fall more quickly than the interest we pay on deposits and other borrowings. Additional information regarding how we manage our interest rate risk is included in Item 7A of this report captioned “Quantitative and Qualitative Disclosures about Market Risk.”
Concern of clients over deposit insurance and adverse publicity in our market area related to the legal and regulatory actions in which we are involved may cause a decrease in our deposits.
     With recent increased concerns about bank failures, clients increasingly are concerned about the extent to which their deposits are insured by the FDIC. Clients may withdraw deposits from Westsound Bank in an effort to ensure that the amount they have on deposit at the Bank is fully insured, or as a result of adverse publicity relating to regulatory and legal actions in which we are involved and similar matters. Decreases in deposits may adversely affect our funding costs and net income.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
     Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of weak economic conditions in the western Washington markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the turmoil currently faced by financial institutions and the continued deterioration in credit markets and the economy. Additional information regarding liquidity risk is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Our ability to service our debt, pay dividends and otherwise pay our obligations as they come due is substantially dependent on capital distributions from Westsound Bank, and these distributions are subject to regulatory limits and other restrictions.
     A substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Westsound Bank. The availability of dividends from Westsound Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of Westsound Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. If Westsound Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our securities. The inability to receive dividends from Westsound Bank would adversely affect our business, financial condition, results of operations and prospects. Additional information regarding dividend restrictions is included in Item 1 of this report captioned “Regulation and Supervision.”
Strong competition within our market areas may limit our growth and adversely affect our operating results.
     The banking and financial services industry is highly competitive. We compete in our market areas with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of these competitors have substantially greater resources and lending limits than we do, have greater name recognition and market presence that benefit them in attracting business and deposits, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our results of operations depend upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase or maintain our interest earning assets. In that regard, the adverse economic conditions that began in 2007 and that have continued into 2009 have significantly reduced our origination of new loans, and we cannot assure you that our total loans or assets will increase or not decline in 2009.

We will be required to pay significantly higher Federal Deposit Insurance Corporation (FDIC) premiums in the future.
     Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC coverage to $250,000 through December 31, 2009. These developments will cause the premiums assessed to us by the FDIC to increase. Under the final rule adopted December 16, 2008, assessment rates will increase uniformly by 7 basis points per $100 of deposits for the first quarter 2009 assessment period only. The increased deposit insurance premiums are expected to result in a significant increase in our non-interest expense, which will have a material impact on our results of operations beginning in 2009.
Our controls and procedures may fail or be circumvented.
     Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our financial condition and results of operations.
We continually encounter technological change.
     The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve clients and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our financial condition and results of operations.
We are subject to operational risk, which may result in incurring financial and reputation losses.
     We are exposed to many types of operational risk, including the risk of fraud by employees or outsiders, the risk of operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Given our high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully corrected. Our dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering with or manipulation of those systems will result in losses that are difficult to detect.
     We may be subject to disruptions of our systems, arising from events that are wholly or partially beyond our control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to clients and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate.
We are exposed to risk of environmental liabilities with respect to properties to which we take title.
     Approximately 86.1% of our outstanding loan portfolio at December 31, 2008 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third-parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third-parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
We may not be able to attract and retain skilled people.
     Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most activities in which we are engaged can be intense and we may not be able to hire or retain the people we want and/or need. The unexpected loss of services of one or more of our key personnel could occur, and such events may have a material adverse impact on our business because of the difficulty of promptly finding qualified replacement personnel and the loss of the employee’s skills, knowledge of our market and years of industry experience.
Our earnings may be affected by changes in accounting principles and tax laws.
     Changes in U.S. generally accepted accounting principles could have a significant adverse effect on WSB Financial Corporation’s reported financial results. Although these changes may not have an economic impact on our business, they could affect our ability to attain targeted levels for certain performance or regulatory measures.
     We are subject to tax laws, rules and regulations. Changes to tax laws, rules and regulations, including changes in the interpretation or implementation of tax laws, rules and regulations by the Internal Revenue Service or other governmental bodies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, among other things. Failure to appropriately comply with tax laws, rules and regulations could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.
Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.
     Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, interrupt our information systems, and/or cause us to incur additional expenses. Although management has established disaster recovery plans and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Risks Associated With Our Common Shares
The market price and trading volume of our common shares may be volatile and the value of our other securities may decline as a result of adverse changes in our financial performance, the economy, market conditions and other factors.
     The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility recently. As a result, the market price of our common shares may be volatile. In addition, the trading volume in our common shares may fluctuate and cause significant price variations to occur. The trading price of the shares of our common shares and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity-related securities, and other factors, including those identified above in “Notice Regarding Forward-Looking Statements”.

Current levels of market volatility are unprecedented.
     The capital and credit markets have been experiencing volatility and disruption for more than a year. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system or economy or benefit us.
     On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA) in response to the financial crises affecting the banking system and financial markets. The U.S. Department of the Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. Subsequently, on February 17, 2009, President Obama signed the American Recovery and Reinvestment Act, to stimulate the economy. There can be no assurance, however, as to the actual impact that these programs and legislation or any other governmental program will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, or on the economy. The failure of any such program or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions and the national and regional economy is expected to materially and adversely affect our business, financial condition, results of operations, access to credit and the trading price of our common stock.
     Pursuant to the EESA, the Treasury has the authority to, among other things, purchase up to $700 billion (of which $250 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Shortly following the enactment of EESA, the Treasury created a capital purchase program, pursuant to which it is providing access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier I capital, and the FDIC approved the temporary liquidity guaranty program, which is intended to strengthen confidence and encourage liquidity in the banking system by permitting the FDIC to (1) guarantee certain newly-issued senior unsecured debt issued by participating institutions and (2) fully insure non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions. There can be no assurance regarding the specific impact that such measures may have on us — or whether (or to what extent) we will be able to benefit from such programs.
     We expect to face increased regulation and supervision of our industry as a result of the existing financial crisis, and there will be additional requirements and conditions imposed on us to the extent that we participate in any of the programs established or to be established by the Treasury under the EESA or by the federal bank regulatory agencies. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.
Stockholders’ interests may be diluted by future equity offerings or transactions.
     In the future, we may attempt to increase our capital resources or, if WSB Financial’s or Westsound Bank’s capital ratios fall below the required minimums, we could be forced to raise additional capital by making additional offerings of common stock, debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common shares. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to preemptive rights or other protections against dilution.

You may not receive any dividends on WSB Financial common shares.
     We have not paid, and currently have no plans to pay, cash dividends to our shareholders, and the FDIC order prohibits us from doing so. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
There is a possibility that our common stock may be delisted and as a result, become more volatile and less liquid.
     Due to the current trading price range of our common stock, it is probable that without a substantial and sustained increase in the trading price range of our common stock, the shares will be delisted by NASDAQ. If that were to occur, our common shares might continue to trade on the “over-the-counter” (OTC) market although there can be no assurances that will occur. OTC transactions involve risks in addition to those associated with transactions on a stock exchange. Many OTC stocks trade less frequently and in smaller volumes than stocks listed on an exchange. Accordingly, OTC-traded shares are less liquid and are likely to be more volatile than exchange-traded stocks.
Item 1B. Unresolved Staff Comments
     There are no unresolved SEC staff comments.
Item 2. Properties
     We own the buildings and land for four of our offices, in addition to our headquarters. These properties are not subject to any mortgages or encumbrances and consist of the following:
•	Headquarters located at 607 Pacific Avenue, Bremerton, Washington, which is 20,196 square feet. Our headquarters and administrative offices are located in the main branch.

•	Bremerton storage facility located at 190 Pacific Avenue, Bremerton, Washington, which is 6,668 square feet.

•	Port Angeles branch located at 602 E. Front Street, Port Angeles, Washington, which is 2,358 square feet.

•	Poulsbo branch located at 21895 Viking Way NW, Poulsbo, Washington, which is 2,000 square feet.

•	Sequim branch located at 1320 W. Washington, Sequim, Washington, which is 6,480 square feet.
     We lease four of our branches:
•	Port Orchard branch located at 100 Bethel Avenue, Port Orchard, Washington, which is 1,400 square feet. The lease is for a five-year term, expiring May 2013. Our current monthly rent is $2,100.

•	Silverdale branch located at 3035 NW Bucklin Hill Road, Silverdale, Washington, which is 2,700 square feet. This lease is for a five-year term expiring in September 2013. Our current monthly rent is $7,750, which increases to $8,430 by the end of the lease.

•	Gig Harbor branch located at 5775 Soundview Drive, Gig Harbor, Washington, which is 2,500 square feet. The lease is for a five-year term, expiring April 2010. Our current monthly rent is $3,238, which increases to $3,335 by the end of the lease.

•	Federal Way branch located at 2505 South 320th Street, Federal Way, Washington, which is 3,420 square feet. The lease is for a five-year term, expiring June 2010. Our current monthly rent is $9,309, which increases to $9,452 by the end of the lease.

•	Port Townsend branch located at 2500 West Sims Way, Port Townsend, Washington, which is 1,300 square feet. Our current monthly rent is $2,673 per month. The lease is for a three year term, expiring February 2010.
     We believe that our existing facilities are adequate for our present purposes. We presently have no preliminary agreements or understandings with any third-party to acquire additional branch locations.

Item 3. Legal Proceedings.
     In addition to the regulatory actions described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments,” we are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business, such as claims to enforce liens, foreclose on loan defaults, and other issues incident to our business. The final settlement of the previously reported shareholders’ class action lawsuit against the Company was approved by the U.S. District Court for the Western District of Washington on March 27, 2009. As of March 16, 2009, Westsound Bank had commenced collection and foreclosure proceedings on approximately 103 real estate loans. Other than the regulatory proceedings described or referenced above and the anticipated institution of additional lawsuits or claims arising out of or related to the impaired loans, including lender liability claims and counter claims, management does not believe that there is any proceeding threatened or pending against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows, or financial position.
Item 4. Submission of Matters to a Vote of Stockholders
No matters were submitted to stockholders during the fourth quarter of 2008.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     (a) Market for Registrant’s Common Stock. The following table sets forth the trading history on NASDAQ from January 1, 2007 to December 31, 2008, including the quarter in which the trades occurred, the aggregate number of shares traded during such quarter and the range of sales price per share:

Quarter of Trade	Average Volume	Low/High
1st ‘07	30,700	17.40/20.82
2nd ‘07	59,500	14.93/18.44
3rd ‘07	59,900	11.20/15.98
4th ‘07	236,200	4.03/12.48

Quarter of Trade	Average Volume	Low/High
1st ‘08	55,400	4.35/6.39
2nd ‘08	86,400	1.60/6.40
3rd ‘08	105,600	0.40/2.28
4th ‘08	59,800	0.31/1.31
     On March 17, 2009, there were 2,022 holders of record of our common stock.
     The principal market for our common stock is The NASDAQ Stock Market LLC.
     (b) Recent Sales of Unregistered Securities. The following sets forth information regarding all unregistered securities sold by the registrant in the three month period ended December 31, 2008:
     (1) Securities Issued Upon Exercise of Stock Options. There were no shares of common stock issued by registrant in the fiscal quarter ended December 31, 2008 pursuant to the exercise of stock options under the 1999 Incentive Stock Option Plan (the “Plan”).
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
     We are a legal entity separate and distinct from Westsound Bank. Because we are a holding company with no significant assets other than Westsound Bank, we will be dependent upon dividends from Westsound Bank for cash with which to pay dividends when, and if, our dividend policy changes. For a discussion of the regulatory limitations on Westsound Bank’s ability to pay dividends. See “Supervision and Regulation — Federal and State Regulation of Westsound Bank — Dividends” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”
     (d) Initial Public Offering. On December 19, 2006, the Company completed its initial public offering. The net proceeds of the offering, including the exercise of the over-allotment option, to the Company (after deducting expenses) were $40.2 million.

Item 6. Selected Financial Data
     You should read the summary consolidated financial data set forth below in conjunction with our historical consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report. The summary consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006 and the summary consolidated balance sheet data as of December 31, 2008 and 2007 have been derived from our audited consolidated financial statements included elsewhere in this report. The summary consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the summary consolidated balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from our audited financial statements that are not included in this report.
     During the year ended December 31, 2005, shareholders of Westsound Bank exchanged their common stock in Westsound Bank for common stock in the newly formed holding company, WSB Financial Group, Inc. The transaction was accounted for based on historical carrying amounts. The consolidated financial statements include the accounts of WSB Financial Group, Inc. and its wholly owned subsidiary, Westsound Bank. Year-end data for 2004 reflects financial data for Westsound Bank.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except share and per share data)

Consolidated Balance Sheet Data:
Cash and due from banks	$13,515	$10,026	$9,048	$8,158	$2,534
Federal funds sold	32,500	56,900	17,150	18,400	8,650
Investment securities	18,443	8,832	8,244	8,235	4,558
Loans, net(1)	265,780	393,436	340,208	207,172	117,623
Total assets	365,210	489,333	386,754	249,998	137,416
Deposits	330,031	421,445	315,022	224,167	123,593
Junior subordinated debt	8,248	8,248	8,248	8,248	0
Stockholders’ equity	24,316	56,720	61,657	16,006	12,912
Consolidated Income Data:
Interest income	$20,384	$37,396	$28,342	$15,693	$7,943
Interest expense	16,541	17,514	11,785	5,182	1,705

Net interest income	3,843	19,882	16,557	10,511	6,238
Provision for loan losses	17,379	15,879	1,523	1,351	654

Net interest income (loss) after provision for loan losses	(13,536)	4,003	15,034	9,160	5,584
Non-interest income	796	4,531	4,672	5,241	2,806
Non-interest expense	18,458	16,494	13,854	10,692	6,370

Income (loss) before income taxes	(31,198)	(7,960)	5,852	3,709	2,020
Provision (benefit) for income taxes	1,454	(2,760)	1,967	1,297	680

Net Income (loss)	$(32,652)	$(5,200)	$3,885	$2,412	$1,340

Share Data:
Earnings (loss) per share-basic	$(5.86)	$(0.93)	$1.35	$0.91	$0.59
Earnings (loss) per share — diluted	(5.86)	(0.93)	1.18	0.82	0.55
Book Value per share	$4.36	$10.17	$11.12	$5.88	$4.98
Shares outstanding at period end	5,574,853	5,574,853	5,545,673	2,722,048	2,594,485
Weighted average shares outstanding — basic	5,574,853	5,565,123	2,870,022	2,642,628	2,270,211
Weighted average shares outstanding — diluted	5,574,853	5,565,123	3,285,622	2,925,092	2,429,577
Selected Performance Ratios:
Return on average assets	-7.28%	-1.17%	1.28%	1.28%	1.37%
Return on average stockholders’ equity	-73.1%	-8.4%	19.6%	16.6%	13.6%
Net interest margin	1.08%	4.62%	5.65%	5.90%	6.77%
Efficiency ratio	397.9%	67.6%	65.3%	67.9%	70.4%
Selected Liquidity and Assets Ratios:
Net Loans to deposit ratio	80.5%	93.4%	108.0%	92.4%	95.2%
Average stockholders’ equity to average assets	10.0%	14.0%	6.5%	7.8%	10.1%

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except share and per share data)
Risk-based capital ratios:
Leverage capital	8.1%	13.9%	19.8%	9.3%	10.6%
Tier 1 risk-based capital	10.5%	15.4%	20.2%	10.2%	11.2%
Total risk-based capital	11.8%	16.7%	21.4%	12.8%	12.2%
Selected Asset Quality Ratios:
Non-performing loans to total loans	39.43%	6.12%	0.06%	0.06%	0.09%
Non-performing assets to total assets	36.11%	5.38%	0.06%	0.05%	0.09%
Allowance for loan losses to total loans	6.47%	4.71%	1.15%	1.20%	1.00%
Allowance for loan losses to non-performing loans	150.5%	77.1%	1813.7%	1968.8%	1189.0%
Net charge-offs (recoveries) to average loans	5.27%	0.08%	0.01%	0.00%	0.03%

(1)	Includes loans held for sale.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is included in the Annual Report to Shareholders for the fiscal year ended December 31, 2008 and is hereby incorporated by reference. This portion of the Annual Report to Shareholders is included in Exhibit 13 to this report, and set forth in Exhibit 13.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations — Quantitative and Qualitative Disclosures About Market Risk.”
Item 8. Financial Statements and Supplementary Data
     The report of Moss Adams LLP, Independent Registered Public Accounting Firm, and the consolidated financial statements are included in the Annual Report to Shareholders for the fiscal year ended December 31, 2008 and are hereby incorporated by reference. Unaudited quarterly results of operations are reported in Note 22 of the Company’s Annual Reports to Shareholders for the fiscal years ended December 31, 2008 and 2007 are hereby incorporated by reference. This portion of the Annual Report to Shareholders is included in Exhibit 13 to this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A(T). Controls and Procedures
Evaluation of Controls and Procedures
     Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and chief financial officer, with the assistance of our principal accounting officer, based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, concluded that, as disclosed below with respect to the material weakness and related changes in our internal control over financial reporting, the Company’s disclosure controls and procedures were not effective as of December 31, 2008.
Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Act of 1934. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the board of directors regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with the accounting principles generally accepted in the United States of America. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. As a result of this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective. Management’s conclusion was based upon their findings of control deficiencies that constituted a material weakness in connection with a lack of adequate policies, procedures, and controls to ensure that problem loan information is captured accurately and timely in the analysis and calculation of our allowance for loan losses.
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

Changes in Internal Control Over Financial Reporting.
     We have made or are in the process of implementing the following managerial and operational changes to improve our internal control over financial reporting to ensure that problem loan information is captured accurately and timely in the analysis and calculation of our allowance for loan losses, including:
•	Continuing and ongoing updates and enhancements of our credit administration, lending policies and procedures to give lending personnel clear guidance on loan management, approval, and collection processes.

•	Continuing and ongoing enhancements of reporting for management, the board of directors, and our financial auditor for the purpose of adequately monitoring the loan quality of the Bank.

•	Our chief lending officer, Charles L. Turner, oversees all lending activities, special credits, loan policy and procedures, loan documentation activities, board and management reporting, and is responsible for recommending allowance for loan losses.

•	A management loan committee was formed in the first quarter of 2009 as an adjunct to the directors loan committee.

•	Increased internal controls over loan portfolio review.

•	Engaged an independent third party consultant to design, document and test our internal control program, including the analysis and calculation of our allowance for loan losses.
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
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     We hereby incorporate by reference the information set forth under Shareholder Proposals, Code of Ethics, “Proposal 1: Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on June 16, 2009.
     Information regarding our executive officers required by this item appears in Item 1 of this report under “Executive Officers of the Registrant.”
Item 11. Executive Compensation
     We hereby incorporate by reference the information set forth under “Executive Compensation” and “Compensation of Directors,” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on June 16, 2009.
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

Equity Compensation Plan Information
Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in the
Plan Category	and rights	and rights	first column)

Equity compensation plans approved by security holders	717,098	$7.76	540,660

Total	717,098	$7.76	540,660

     We hereby incorporate by reference the information set forth under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive form of the Company’s Proxy Statement, relating to its Annual Meeting of Shareholders to be held on June 16, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item is incorporated by reference from the information in the section entitled “Certain Transactions” in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
     We hereby incorporate by reference the information set forth under “Proposal 2: Ratification of Selection of Independent Registered Public Accountants — Fees for Professional Services” in the definitive form of the Company’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders to be held on June 16, 2009.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
     The following consolidated financial statements of WSB Financial Group, Inc. and Subsidiaries, together with the report of Moss Adams LLP, Independent Registered Public Accounting Firm, dated March ___, 2009, appearing in the Company’s Annual Report to Shareholders for the fiscal year ended December 31, 2008.

Annual Report
Reference
Report of Moss Adams LLP, Independent Registered Public Accountant	*
Consolidated Statement of Financial Condition — December 31, 2008 and December 31, 2007	*
Consolidated Statement of Operations — Fiscal years 2008, 2007, and 2006	*
Consolidated Statement of Changes in Stockholders’ Equity — Fiscal years 2008, 2007, and 2006	*
Consolidated Statement of Cash Flows — Fiscal years 2008, 2007, and 2006	*
Notes to Consolidated Financial Statements	*

*	Incorporated by reference to the Annual Report to Shareholders for the fiscal year ended December 31, 2008. This portion of the Annual Report to Shareholders is included as Exhibit 13 to this Report.
     Refer also to Part II, Item 8 — Financial Statements and Supplementary Data for additional information.
(a)(2) Financial Statement Schedules.
     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(a)(3) Exhibits.
     See Exhibit Index on pages 38 - 39.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WSB FINANCIAL GROUP, INC. (Registrant)
By:	/s/ Terry A. Peterson
Terry A. Peterson
President and Chief Executive Officer (Principal Executive Officer)

Dated: April 3, 2009.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ TERRY A. PETERSON Terry A. Peterson	President and Chief Executive Officer (Principal Executive Officer)	April 3, 2009 Date

/s/ MARK D. FREEMAN Mark D. Freeman	Executive Vice President of Finance and Operations and Chief Financial Officer (Principal Financial Officer)	April 3, 2009 Date

/s/ JANET M. HOBSON Janet M. Hobson	Vice President, Chief Accounting Officer (Principal Accounting Officer)	April 3, 2009 Date

/s/ DONALD F. COX, JR. Donald F. Cox, Jr.	Director, Chairman of the Board	April 3, 2009 Date

/s/ LARRY C. WESTFALL Larry C. Westfall	Vice Chairman of the Board	April 3, 2009 Date

/s/ RICHARD N. CHRISTOPHERSON Richard N. Christopherson	Director	April 3, 2009 Date

/s/ JAMES H. LAMB James H. Lamb	Director	April 3, 2009 Date

/s/ DEAN REYNOLDS Dean Reynolds	Director	April 3, 2009 Date

/s/ DONALD H. TUCKER Donald H. Tucker	Director	April 3, 2009 Date

Exhibit
Number	Exhibit Index

3.1+	Articles of Incorporation of WSB Financial Group, Inc.

3.2+	Articles of Amendment

3.3+	Bylaws of WSB Financial Group, Inc.

3.4+	Amendment to Bylaws

10.1*+	1999 Stock Option Plan

10.2*+	Forms of 1999 Incentive Stock Option Plan Agreements

(a)+	Directors

(b)+	Employees

10.3+	Lease for Port Orchard branch, dated May 28, 2001

10.4+	Lease for Silverdale branch, dated October 1, 2001 and October 1, 2003

10.5+	Lease for Gig Harbor branch, dated March 2, 2004

10.6+	Lease for Federal Way branch, dated March 30, 2005

10.7+	Lease for Port Townsend LPO, dated August 18, 2006

10.8†+	Agreement between Westsound Bank and Fiserv Solutions Inc. dated August 11, 2006

10.9*+	Westsound Bank 401(k) Profit Sharing Plan

10.10+	Placement Agreement among the registrant, WSB Financial Group Trust I and Cohen Bros. & Company dated July 25, 2005

10.11+	Indenture by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.12+	Guarantee Agreement by and between the registrant and JPMorgan Chase Bank, National Association, dated July 27, 2005

10.13*++	Employment Agreement with Terry A. Peterson

10.14*+	Employment Agreement with Mark D. Freeman

10.15*+	Form of Employment Agreement with other executive officers

10.16+	Form of Indemnification Agreement with directors

10.17+	Audit Committee Charter

10.18+	Compensation Committee Charter

Exhibit
Number	Exhibit Index

10.19+	Corporate Governance/Nominating Committee Charter

10.20*	Separation Agreement with David K. Johnson (previously filed with the Securities and Exchange Commission on Form 8-K on February 4, 2008)

11	Schedule setting forth computation of earnings per share for the five fiscal years ended December 31, 2008.

13	Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2008, are incorporated by reference herein.

14	Code of Ethics and Professional Conduct (previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

21	Subsidiaries of the registrant

23	Consent of Independent Registered Public Accounting Firm, Moss Adams LLP

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification (of Terry A. Peterson) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification (of Mark D. Freeman) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensatory plan or arrangement

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+	Previously filed with the Company’s Amendment No. 5 to the S-1 registration statement filed with the Securities and Exchange Commission on December 8, 2006, file no. 333-137058.

++	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the Securities and Exchange Commission on August 12, 2008.